Form 10-K
period 1997-12-31
GRANDEUR INC
filed 1998-04-24
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
         ________

         Commission File No. 33-55254-15

                                 GRANDEUR, INC.
             (Exact name of Registrant as specified in its charter)

       NEVADA                                            87-0438451
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

1801 McGill College, Suite 1330
Montreal, Quebec, Canada                                        H3A 2N4
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (514)  282-9000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $25,057,619.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                         Outstanding as of March 31, 1998
------------------------------------        --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK               13,848,300 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                          Form 8-K filed March 10, 1998

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

         As of December 31, 1997 the Company was in the developmental stage, and its operations to date had been limited to the sale of shares to Capital General Corporation and the gifts of shares to the giftees. The Company was then in the process of investigating potential business ventures which, in the opinion of management, would provide a source of eventual profit to the Company.

         Pursuant to an Agreement made and entered into on February 25th 1998 the Company issued and delivered on February 26, 1998, 12,848,300 shares of its Common Stock bearing a restrictive legend to 3127575 Canada Inc., a Canadian Corporation, in exchange for which issuance, it acquired all of the outstanding shares of 3127575 Canada Inc. Through 3127575 Canada Inc., the company has become the exclusive licensee of the del-ID technology for personal identification by means of electronic scanning of finger characteristics. 3127575 Canada Inc., obtained these exclusive right by the Exclusive License Agreement dated November 12, 1997 between it and Pierre de Lanauze, inventor of the del-ID tecnology.

         The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. Also, because the 12,848,300 shares were issued solely to non-U.S. persons, the transaction qualified for exemption under Rules 901 et seq. of Regulation S.

     Following the above transaction the former shareholders of 3127575 Canada Inc. owned 92.5% of the outstanding shares of the Company.

         The del-ID technology permits precise and positive authentication of the identity of any living individual and is applicable to a wide range of financial transactions where authentication of the individual is necessary to eliminate fraud and other improper use of services. The del-ID system collects biological data from the finger image of the individual and transfers the image to a unique electronic signature called the "del-gram". The del-gram is not a digitized bitmap image of the finger, but a synthesized subset of biological data sufficient to identify the individual.

         Commercial applications of the del-ID technology are numerous and include access to the information highway/internet, identification of employees working from a home office and requiring access to certain databases or information, health cards, social insurance cards, drivers' licenses, passport control encryption and access to confidential files, control of payment by debit or credit payment systems such as credit cards, smartcards, authentication of oral telephone ordering, access control to sensitive areas, hotel room access, cellular and digital telephone controls, automobile entry and protection, census and election control, door locks, vault locks, residential alarm system controls, timesheet management, student file management and many others.

         Patent protection is currently pending for the del-ID system in the United States and in other major countries.

         The Company expects to encounter substantial competition in the business in which it proposes to engage. It is likely that the competing entities will have significantly greater experience, resources, facilities, contacts and managerial expertise than the Company and will, consequently, be in a better position than the Company to obtain access to and to engage in the proposed business. The Company may not be in a position to compete with larger and more experienced entities. Business opportunities in which the Company may ultimately participate are likely to be very risky and extremely speculative.

         There are currently 8 employees of the Company inclusive of officers of the Company.

         The Agreement dated February 25, 1998 and the Exclusive License Agreement dated November 12, 1997 were attached as Exhibits A and B to the Company's electronic filing of Form 8-K on March 10, 1998.

ITEM 2.  Properties.

         As of December 31, 1997 the Company owned no properties and utilized space on a rent-free basis in the office of its principal shareholder, Capital General Corporation.

         Pursuant to an Agreement dated February 25, 1998 between the company and 3127575 Canada Inc. the Company acquired, through its subsidiary, world license rights to the del-ID technology described in Item 1 above. The del-ID technology is owned by its inventor, the Company's controlling shareholder, Pierre de Lanauze.

         The Company, through 31275275 Canada Inc., owns various computer and office equipment, furnishings etc., acquired at a cost not exceeding $500,000 USD. 3127575 Canada Inc. leases office space in downtown Montreal; it has no manufacturing facilities and does not plan to manufacture its products directly.

ITEM 3.  Legal Proceedings.

         During the period prior to December 31, 1997 there have been numerous legal proceedings against the Company and its former Directors and Officers. These have been fully reported in previous reports filed with the Securities and Exchange Commission. None of such legal proceedings are currently pending.

         See also item 10 regarding legal proceedings against former officers and directors.

         No legal proceedings have been incurred as a result of the Agreement dated February 25th, 1998, as described in Item 1 above.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         As of December 31, 1997 there was no trading  market for the  Company's
$.001 par value common stock nor was there a trading market for the Company's stock prior to that date.

         As of March 31, 1998, there were 802 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

         The Company's common stock commenced trading on the NASD Bulletin Board on March 31, 1998 under the symbol GDER. The aggregate market value of the stock held by been non-affiliates on that date was $25,057,619.

ITEM 6.  Selected Financial Data.

                                 GRANDEUR, INC.
                              SUMMARY OF OPERATIONS
                                DECEMBER 31, 1997

                            1997         1996         1995         1994        1993
                            ----         ----         ----         ----        ----
Total Assets...........        0            0            0            0           0
Revenues...............        0            0            0            0           0
Operating Expenses....         0            0            0            0           0
  Net Earnings (Loss)..        0            0            0            0           0
Per Share Data
  Earnings (Loss)......        0            0            0            0           0
Average Common Shares
  Outstanding.....     1,000,000    1,000,000    1,000,000    1,000,000   1,000,000

         As of March 31, 1998 there were 13,848,300 shares outstanding.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         As of December 31, 1997, the Company had no operational history and had not engaged in business of any kind. All risks inherent in new and inexperienced enterprises were, and still are, inherent in the Company's business.

         As of December 31, 1997, the Company had no liquidity and no available capital resources.

         As a consequence of the Agreement entered into on February 25, 1998, the management and operations of the Company changed to give effect to the new business of the Company as described in Item 1.

         Management is of the opinion that the Company's del-ID technology, while as yet untested in the marketplace, represents a viable business opportunity in a number of different fields of government and business activity. Given the well publicized worldwide requirement for ID authentication systems and the paucity of suitable alternatives available, it is the intention of management to proceed by way of co-ventures, joint ventures, sublicense agreements and similar arrangements with major entities, including governments at all levels, that can benefit from implementing the technology in their existing operations. The Company has no present intention to manufacture del-ID products; instead, products will be manufactured by licensed outside suppliers/users.

         This market development strategy will have the further benefit of minimizing capital requirements and, in light of this fact, management believes the financial condition of the Company to be sound and cash resources available to be adequate for present purposes.

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

ITEM 10.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors during the year ended December 31, 1997. Directors are appointed annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

      Name                Age  Position
      Krista Nielson      34   President, Director
      Sasha Belliston     24   Secretary/Treasurer, Director
                               (appointed April 22, 1997)
      David R. Yeaman     50   Secretary/Treasurer, Director
                               (resigned April 22, 1997)

         KRISTA NIELSON, has been Director of the Company since inception until her resignation as an officer and Director of the Company on February 26, 1998. In addition to her management position with the Company, she has been since 1986 an officer and director of Capital General Corporation, a Utah-based financial consulting firm, and has been involved in the organization and promotion of various shell companies. Ms. Nielson received a Business degree from Salt Lake Community College in 1987. She serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal
Associates, Inc., family holding companies, Yeaman Auto Sales, Inc., an automobile dealership company, Four Star Ranch, Inc., a farmland development company, Creative Financial Corporation and Visual Impact Corporation, financial consulting companies, and National Stock Transfer, Inc., a stock transfer agency company. Ms. Nielson devotes her time primarily to her role as Vice President of Capital General and to the financial consulting activities in which Capital General engages.

         SASHA BELLISTON, was Director of the Company from April 22, 1997 until her resignation as an officer and Director on February 26, 1998. In addition to her management position with the Company, she has been Vice President of Capital General since April, 1997. For the past five years, Ms. Belliston has devoted her time primarily as a cosmetologist and homemaker. Ms. Belliston serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Four Star Ranch, Inc., a farmland development company, Argon Financial Corporation and Public Financial Corporation, investment companies. Mr. Belliston dedicates her time primarily to her role as President of Four Star Ranch and the farming activities in which Four Star Ranch engages.

         DAVID R. YEAMAN, was a Director and officer of the Company from its inception until his resignation on April 22, 1997. In addition to his management position with the Company, he had been President of Capital General Corporation since its inception in 1971 until his resignation as an officer and director of that company on April 22, 1997. Mr. Yeaman had been involved in numerous development stage companies since he assisted in organizing Capital General.

         Previous management of the Company have, in their various capacities at Capital General over the past ten years, assisted in the organization of approximately 75 corporations similar to the Company which are in varying stages of development and approximately 50 of such corporations have completed a merger/acquisition transaction.

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

         On February 22, 1996, Mr. Yeaman entered his not guilty plea to all charges. The allegations against Mr. Yeaman are based on the government's claims that he and five of the other defendants named in the proceeding violated the aforesaid laws by inflating the apparent worth of certain reinsurance companies by leasing them alleged worthless securities. Specifically, it is alleged that Mr. Yeaman, with other defendants, engaged in practices which falsely increased the quoted prices of the securities and misrepresented restricted securities as free trading securities. Based on these allegations, the charges against Mr. Yeaman include one count of conspiracy, seven counts of wire fraud, six counts of securities fraud, and aiding and abetting with respect to each count. On April 16, 1998, Mr. Yeaman was convicted of one count of conspiracy, five counts of wire fraud, and three counts of securities fraud and sentenced to serve 14 months in a US correctional facility. He began his prison sentence at FPC Nellis, Las Vegas, Nevada on March 3, 1998. Upon release from prison, Mr. Yeaman will be on supervised release for a term of three years, under the terms of which he is required as follows: (1) to not commit another federal, state or local crime, (2) to refrain from engaging in the securities and insurance industries, and (3) various other standard conditions of supervised release.

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

         Each of the respondents submitted an Offer of Settlement consenting to the entry of the Order without admitting or denying the allegations in the Order. Prior to the submission of the Offers of Settlement, Capital General, on behalf of the above mentioned companies, except for Panorama Industries, Inc., filed a registration statement on Form S-1 during December of 1992 to register the common stock of those companies under the Securities Act of 1933. Concurrently with the signing of the Offers of Settlement, the Registration Statement was declared effective on June 30, 1993. A Post- Effective Amendment was filed and declared effective September 2, 1993. Although the registration of the common stock under Section 12(g) of the 1934 Act was revoked on July 23, 1993, the companies are now registered and reporting under the Securities Act of 1933 by virtue of the filing of Form S-1 as indicated by Commission File No. 33-55254.

         On February 26, 1998, following the resignation of Ms. Nielson and Ms. Belliston new Directors and Officers were appointed, who will serve until the next annual meeting of the Company's stockholders. These new Directors and Officers are as follows:

      Name                     Age   Position
      Pierre de Lanauze        58    President, Chairman of the Board, Director
      J. Randall McCormick     48    Acting Vice President- Finance, Director
      Marc Descheneaux         46    Executive Vice President, Director
      Suzanne de Lanauze       35    Secretary/Treasurer, Director
      Julie Gaucher            36    Director

         PIERRE DE LANAUZE is a graduate of the Cinq Mars School in Montreal, Canada. He has been active in the audio-video business for the past 20 years. In this field he has been involved in projects for Expo' 67 in Montreal, Walt Disney Studios, the Canadian Broadcast Corporation and the Canadian Department of National Defense. In 1986 he founded DelSynchro, Inc. to market motion picture dubbing technologies he developed. Mr. de Lanauze has also developed three other technologies which pertain to the dubbing and subtitling of motion pictures, and video security. Mr. de Lanauze has been developing the del-ID technology since January 1995. His responsibilities at the Company are to further develop and implement the del-ID technology.

         J. RANDALL McCORMICK, CLU., CHFC, FP, started his career in the financial field in 1976 with Prudential Life Insurance Company as a chartered life underwriter. Since 1990 he was been the owner and President of Tandem Financial Services Inc., a Quebec mutual fund dealer which now manages over approximately $300,000,000 for approximately 7,000 customers. Since 1993, Mr. McCormick has been involved in venture capital funding through his wholly-owned affiliated company, Tandem Capital Inc. As Acting Vice President- Finance, Mr. McCormick will be overseeing the Company's financial management, financing, and sales contracts.

         MARC DESCHENEAUX, B.A.A., received his undergraduate Baccalaureat degree in business Administration in 1977. After obtaining a graduate degree in International Commerce from the Universite de Paris-Nord in 1979, Mr. Descheneaux was employed as an investment analyst with what is now the Canadian Development Bank. From 1979 to 1983 he was a Director of Industrial Credit with Mouvement des Jardins, a Canadian financial institution. Subsequently, Mr. Descheneaux has held management positions with two large Canadian wholesaling companies, Metro Richelieu and Groupe Ro-Na. In 1997, after two years as a business consultant, Mr. Descheneaux joined the management team of Mr. Pierre de Lanauze at 3127575 Canada Inc. As Executive Vice President Mr. Descheneaux will oversee general management and adiministration, daily operations and marketing of the Company's technologies.

     SUZANNE DE LANAUZE, graduated from Campus Pont-Viau, Laval in 1979. From 1992 to 1995 she was a secretary and paralegal at Colby Monet Demers Delage and Crevier, a prominent Montreal law firm. In 1995 Ms. de Lanauze became an administrative assistant to Pierre de Lanauze President of del Synchro Inc. In 1997 she became Director of Administration of 3127575 Canada Inc. Ms. de Lanauze's responsibilities at the Company consist of overall office management as well as legal secretarial functions. Ms. de Lanauze is the daughter of Pierre de Lanauze.

     JULIE GAUCHER, B.A.A., M. Sc. Finance, has experience in commercial lending, banking, corporate finance and corporate management in Canada. Since 1995 she has been working as executive assistant to the owner of franchise rights in the Province of Quebec for Groupe Sutton, one of Canada's larger real estate brokers.

ITEM 11.  Executive Compensation.

         During the year ended December 31, 1997 the Company had no arrangements for the remuneration of its officers and directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities.

                  The  Company  will  pay   compensation  to  the  officers  and
directors elected in 1998 at a rate yet to be determined by the board of directors.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                          Name and address                                     Amount of                    Percent
Title of class            of beneficial owner                             beneficial ownership            of class
Common Stock              Capital General Corporation1,2                         505,300                    50.53%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Yeaman Enterprises, Inc.1,2                            300,000                    30.00%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Krista  Nielson1,2                                      40,000                      4.0%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              All Officers and
                          Directors as a Group2                                  845,300                    84.53%

  1Capital General Corporation, Yeaman Enterprises, Inc., Krista Nielson and David R. Yeaman may be deemed to be the Company's "parents" and "promoters," pursuant to the Rules and Regulations promulgated under the 1933 Act.

  2Capital General Corporation is a private corporation. The majority of its shares (80%) are owned by another private corporation, Yeaman Enterprises, Inc. The stockholders of Yeaman Enterprises are members of the family of David R. Yeaman, who was an officer and director of the Company and Capital General. Mr. Yeaman's beneficial ownership of the securities of the Company includes shares directly owned by Capital General and Yeaman Enterprises. Although Yeaman Enterprises is nominally owned by Mr. Yeaman's children, Mr. Yeaman beneficially owns shares nominally owned by Yeaman Enterprises in that he has the power to vote or direct the voting of the shares and the power to dispose of or to direct the disposition of the shares. Other owners of the stock of Capital General include Krista Nielson, the Company's president. Mr. Yeaman and Ms. Nielson control and have beneficial ownership of the shares owned by Capital General and Yeaman Enterprises and exercise shared voting power and shared investment power over those shares.

         The following table sets forth, as of February 26, 1998, following the acquisition of 3127575 Canada Inc., information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                          Name and address                                      Amount of                Percent
Title of class            of beneficial owner                             beneficial ownership           of class
                                                  DIRECTORS AND OFFICERS
Common Stock              Mr. Pierre De Lanauze                                7,338,600                  52.9%
                          1231, avenue Theroret
                          Ile Bizard, Quebec,. Canada
                          H9E 1H7
                          (DIRECTOR AND OFFICER)

Common Stock              Mr. J. Randall McCormick                             1,091,858                   7.8%
                          407 Olympic
                          Box 1269
                          Hudson, Quebec, Canada
                          J0P 1H0
                          (DIRECTOR AND OFFICER)

TOTAL SHAREHOLDING OF                                                          8,430,458                 60.8%
---------------------                                                          ---------                 -----
DIRECTORS AND OFFICERS)
-----------------------

                                            OTHER 5% HOLDERS
Common Stock              Uniglobe Investments Inc.                             725,859                   5.2%
                          6360, Jean-Talon, Suite 203-A
                          St-Leonard, Quebec, Canada
                          H8R 2M9

Common Stock              Denis Chaurette "IN TRUST"                            698,300                     5%
                          2000, avenue McGill College, Suite 1600
                          Montreal, Quebec, Canada
                          H3A 3H3

Common Stock              Vision Management                                     890,000                   6.4%
                          P.O. Box N-7777
                          29 Retirement Road
                          Nassau, Bahamas

                                       10

Common Stock              First Caribbean Securities                              800,000                 5.7%
                          The Law Building, Suite 100, P.O. Box 14
                          The Valley, Anguilla, British West Indies

TOTAL OF ALL 5% OR GREATER SHAREHOLDINGS                                       11,544,617                83.3%
----------------------------------------                                       ----------                -----

ITEM 13.  Certain Relationships and Related Transactions.

         During the year ended December 31, 1997 no officer, director, nominee for election as a director, or associate of such officer, director or nominee is, or was, in debt to the Company or engaged in any other transactions, with the Company.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 1997, 1996 and 1995.

         Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fourth quarter of fiscal year ending December 31, 1997. The Company filed a Form 8-K on March 10, 1998 which reported: Item I: change in control of the Company; Item 6:
Registration and appointment of Directors; Item 9; Sales of equity securities pursuant to Registration S.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GRANDEUR, INC.



Date:  April 23, 1998          By:       \s\  Pierre de Lanauze
                                        -----------------------
                               Pierre de Lanauze, President, Chairman of the
                               Board and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 23, 1998          By:      \s\  Pierre de Lanauze
                                          ----------------------
                               Pierre de Lanauze, President, Chairman
                               of the Board and Director


Date:  April 23, 1998          By:        \s\  J. Randall McCormick
                                          -------------------------
                               J. Randall McCormick
                               Vice President, Director


Date:  April 23, 1998          By:      \s\  Suzanne de Lanauze
                                          -----------------------
                               Suzanne de Lanauze,
                               Secretary/Treasurer and Director


Date:  April 23, 1998          By:      \s\  Marc Descheneaux
                                        ---------------------
                               Marc Descheneaux
                               Executive Vice President, Director


Date:  April 23, 1998          By:      \s\  Julie Gaucher
                                        ------------------
                               Julie Gaucher, Director

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                   10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                         SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS             TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                           FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Grandeur, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Grandeur, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of February 6, 1986 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grandeur, Inc. (a development stage company) as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of February 6, 1986 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                                  /s/ Smith & Company
                                                  CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
January 31, 1998, except Note 5 which is dated March 13, 1998

                                 GRANDEUR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                      12/31/97              12/31/96
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
           Cash in bank                                                          $               0     $               0
                                                                                 -----------------     -----------------

                                                       TOTAL CURRENT ASSETS                      0                     0

OTHER ASSETS
           Organization costs (Note 1)                                                           0                     0
                                                                                 -----------------     -----------------
                                                                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
           Accounts payable                                                      $               0     $               0
                                                                                 -----------------     -----------------

                                                  TOTAL CURRENT LIABILITIES                      0                     0

STOCKHOLDERS' EQUITY
           Common Stock $.001 par value:
             Authorized - 100,000,000 shares
           Issued and outstanding 1,000,000 shares                                           1,000                 1,000
           Additional paid-in capital                                                        1,000                 1,000
           Deficit accumulated during
             the development stage                                                          (2,000)               (2,000)
                                                                                 -----------------     -----------------

                                                 TOTAL STOCKHOLDERS' EQUITY                      0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

See Notes to Financial Statements.

                                 GRANDEUR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                       2/6/86
                                                 Year               Year              Year            (Date of
                                                 ended              ended             ended           inception) to
                                               12/31/97           12/31/96          12/31/95          12/31/97
                                             ------------       ------------      ------------      ----------------
Net sales                                    $          0       $          0      $          0      $              0
Cost of sales                                           0                  0                 0                     0
                                             ------------       ------------      ------------      ----------------

                               GROSS PROFIT             0                  0                 0                     0

General & administrative
 expenses                                               0                  0                 0                 2,000
                                             ------------       ------------      ------------      ----------------

                                   NET LOSS  $          0       $          0      $          0      $         (2,000)
                                             ============       ============      ============      ================


Net income (loss) per weighted
 average share                               $        .00       $        .00      $        .00
                                             ============       ============      ============


Weighted average number of
 common shares used to
 compute net income (loss)
 per weighted average share                     1,000,000          1,000,000         1,000,000
                                             ============       ============      ============







See Notes to Financial Statements.

                                 GRANDEUR, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                            Deficit
                                                                                                           Accumulated
                                                           Common Stock                Additional            During
                                                          Par Value $0.001               Paid-in           Development
                                                     Shares            Amount            Capital               Stage
                                                 --------------    --------------    -----------------    --------------
Balances at 2/6/86
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.002 per share
             at 4/2/86                                1,000,000             1,000                1,000
         Net loss for period                                                                                      (1,950)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/97                                  1,000,000    $        1,000    $           1,000    $       (2,000)
                                                 ==============    ==============    =================    ==============

See Notes to Financial Statements.

                                 GRANDEUR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                              2/6/86
                                                        Year               Year              Year            (Date of
                                                        ended              ended             ended           Inception) to
                                                      12/31/97           12/31/96          12/31/95          12/31/97
                                                   --------------     --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                         $            0     $            0    $            0    $       (2,000)
         Adjustments to reconcile
          net income (loss) to
          cash used by operating
          activities:
            Amortization                                        0                  0                 0                50
                                                   --------------     --------------    --------------    --------------

                                NET CASH USED BY
                            OPERATING ACTIVITIES                0                  0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                     0                  0                 0               (50)
                                                   --------------     --------------    --------------    --------------

                                NET CASH USED BY
                            INVESTING ACTIVITIES                0                  0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                          0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                            NET CASH PROVIDED BY
                            FINANCING ACTIVITIES                0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                                INCREASE IN CASH
                            AND CASH EQUIVALENTS                0                  0                 0                 0
         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------
                         CASH & CASH EQUIVALENTS
                                  AT END OF YEAR   $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============




See Notes to Financial Statements.

                                 GRANDEUR, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


NOTE 1:                SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods:
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy:
         The Company has not yet adopted any policy regarding payment of dividends.

         Organization Costs:
         The Company amortized its organization costs over a five year period.

         Cash and Cash Equivalents:
         For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

         Earnings (loss) per share:
         Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each year.

         Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

         Stock Options:
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its future employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

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

         At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

                  Year Ended               Expires                   Amount
              -------------------     -------------------        ------------
               December 31, 1986       December 31, 2001         $      1,950
               December 31, 1987       December 31, 2002                   10
               December 31, 1988       December 31, 2003                   10
               December 31, 1989       December 31, 2004                   10
               December 31, 1990       December 31, 2005                   10
               December 31, 1991       December 31, 2006                   10
                                                                 ------------

                                                                 $      2,000
                                                                 ============

                                 GRANDEUR, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1997


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

NOTE 4:                RELATED PARTY TRANSACTIONS
         The Company neither owns nor leases any real property. Office services were provided, without charge, by Capital General Corporation. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:                SUBSEQUENT EVENTS
         On February 26, 1998, the Company issued 12,848,300 shares of Regulation S common stock to acquire a Canadian entity, 3127575 Canada Inc. 3127575 Canada Inc. is now a wholly-owned subsidiary of the Company. The Company through its subsidiary will continue to develop a technology known as DEL- ID.

         The DEL-ID technology permits precise and positive authentication of the identify of any living individual and is applicable to a very wide range of financial transactions where authentication of the individual is necessary to eliminate fraud and other improper use of services. The DEL-ID system collects biographical data from the finger image of the individual and transfers the image into a unique electronic signature called the "del-gram". The del-gram is not a digitized bitmap image of the finger, but a synthesized subset of biological data sufficient to identify the individual.

         Commercial applications of the DEL-ID technology are numerous and include access to the information highway/Internet, identification of employees working from a home office and requiring access to certain databases or information, health cards, social insurance cards, drivers licenses, passport control encryption and access to confidential files, control of payment by debit or credit payment systems such as credit cards, smartcards, cash cards, authentication of oral telephone ordering, access control to sensitized areas, hotel room access, cellular and digital telephone controls, car entry and protection, census and election control, door locks, vault locks, residential alarm system controls, timesheet management, student file management and many others.

         Patent protection is currently pending for the DEL-ID system in the United States and in other major countries.

         On November 12, 1997, the Company's current President, (who was not affiliated with the Company at that time), through a license agreement assigned his rights to the DEL-ID technology to 3127575 Canada, Inc. in exchange for $1,000,000 and a 2% royalty on all revenues received by 3127575 Canada Inc. from the invention. The royalty will be renegotiated to a lesser amount if a US Patent is not received on the invention. 3127575 Canada Inc. shall use its best efforts to market and promote the invention. Any further development of the invention will be owned by the Company's President but will be licensed to 3127575 Canada Inc. on the same terms as the above described license agreement. At the time of the agreement, the President was the sole owner of 3127575 Canada Inc.

         The former officers and directors of the Company resigned on February 26, 1998. As a result of the above, the Company has experienced a change in control.