Form 10QSB
period 1998-03-31
GRANDEUR INC
filed 1998-05-21
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

              o Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to ___________

         Commission file number 33-55254-15

                                 GRANDEUR, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         NEVADA                               87-0438451
(State or Other Jurisdiction of             (IRS Employer
Incorporation or Organization)              Identification No.)


1801 McGill College, Suite 1330,
Montreal, Quebec Canada                            H3A 2N4
(Address of Principal Executive Offices)         (Zip Code)


(Issuer's Telephone Number, Including Area Code) (514) 282-9000

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                    Outstanding as of March 31, 1998
$.001 PAR VALUE CLASS A                      13,848,300 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

The accompanying unaudited financial statements (pages F-1 through F-4)have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.


ITEM 2.  Management's Plan of Operation.

Pursuant to an Agreement made and entered into on February 25th 1998 Grandeur Inc. (the "Company") issued and delivered on February 26, 1998, 12,848,300 shares of its Common Stock bearing a restrictive legend to 3127575 Canada Inc., a Canadian Corporation, in exchange for which issuance, it acquired all of the outstanding shares of 3127575 Canada Inc. Through 3127575 Canada Inc., the Company has become the exclusive licensee of the del-ID technology for personal identification by means of electronic scanning of finger characteristics. 3127575 Canada Inc., obtained these exclusive rights by the Exclusive License Agreement dated November 12, 1997 between it and Pierre de Lanauze, inventor of the del-ID technology.

The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. Also, because the 12,848,300 shares were issued solely to non- U.S. persons, the transaction qualified for exemption under Rules 901 et seq. of Regulation S.

Following the above transaction the former shareholders of 3127575 Canada Inc. owned 92.78% of the outstanding shares of the Company.

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

The Company will not manufacture del-ID cards or card readers directly. This will tend to minimize the capital requirements of the company, its principal activities being limited to marketing the del-ID system to manufacturers and/or users internationally. Anticipated sources of revenue are license fees payable by government agencies and corporate entities for the right to manufacture, use or sell cards and card readers incorporating the del-ID system, as well as royalty payments by such entities for each card and reader employed in a del-ID system.

As of March 31, 1998, the Company's balance sheet showed an accumulated deficit of $1,072,956, an increase of $138,795 during the first quarter. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continued to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the 1998 fiscal year. No financing involving the issuance of additional shares is presently contemplated.

The Company had a net loss of $138,795 for the three months ended March 31, 1998.

The Company will continue to seek marketing opportunities for product licensing with governmental agencies and corporate entities on world-wide basis.

As the Company will be engaged in securing licensing contracts for use of its existing del-ID technology, no significant expansion of the physical plant, equipment or number of employees is foreseen for the period of the next twelve months.

ITEM 6.  Exhibits and Report on Form 8-K

The Acquisition Agreement dated February 25, 1998 and the Exclusive License Agreement dated November 12, 1997 were included as exhibits to a report on Form 8-K filed by the Company on March 10, 1998 which documents and Form 8-K are incorporated herein by reference.

Items addressed in the report on Form 8-K were:

         Item 1: Change in Control of Registrant
         Item 2: Acquisition or Disposition of Assets
         Item 6: Resignation of Directors
         Item 7: Financial Statements and Exhibits
         Item 9: Sale of Equity Securities Pursuant to Regulation S.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                     Grandeur, Inc.



Date:  May 20, 1998                  By: /s/ Pierre de Lanauze
                                        ----------------------
                                     Pierre de Lanauze, President,
                                     Chairman of the Board and Director

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
     CERTIFIED PUBLIC ACCOUNTANTS           E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------





                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Grandeur, Inc.

The accompanying consolidated balance sheet of Grandeur, Inc. and subsidiary as of March 31, 1998, and the related statements of operations, and cash flows for the three months ended March 31, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.




                                                   /s/ Smith & Company
                                              CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
May 21, 1998

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                        March 31,
                                                                          1998
                                                                 ----------------------
ASSETS
   CURRENT ASSETS
        Accounts receivable                                      $               87,068
        Prepaid expenses                                                         13,400
        Receivable-related party                                                 98,854
                                                                 ----------------------

                                    TOTAL CURRENT ASSETS                        199,322

OTHER ASSETS
   Property and equipment                                                       132,917
   License from related party                                                 1,000,000
                                                                 ----------------------
                                                                              1,132,917
                                                                 ----------------------

                                                                 $            1,332,239
                                                                 ======================

LIABILITIES & DEFICIT
   CURRENT LIABILITIES
        Cash overdraft                                           $                2,292
        Accounts payable and accrued liabilities                                 88,838
        Loans*                                                                1,401,065
        Payable-related parties                                                 912,568
                                                                 ----------------------

                               TOTAL CURRENT LIABILITIES                      2,404,763

   STOCKHOLDERS' DEFICIT
        Common Stock $.001 par value:
            Authorized - 100,000,000 shares
            Issued and outstanding
             13,848,300 shares                                                   13,848
        Additional paid-in capital                                              (11,776)
        Deficit accumulated during the
            development stage                                                (1,074,596)
                                                                 ----------------------

                             TOTAL STOCKHOLDERS' DEFICIT                     (1,072,524)
                                                                 ----------------------

                                                                 $            1,332,239
                                                                 ======================

* May be converted to equity.

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                                March 31,
                                                         1998                1997
                                                 ------------------  ------------------
Net sales                                        $                0  $                0
Cost of sales                                                     0                   0
                                                 ------------------  ------------------

                          GROSS PROFIT                            0                   0

Depreciation and amortization                                13,078                   0
Interest expense                                              2,098                   0
Research and development                                     11,187                   0
General and administrative expenses                         112,432                   0
                                                 ------------------  ------------------

                              NET LOSS           $         (138,795) $                0
                                                 ==================  ==================
Net income (loss) per weighted
   average share                                 $             (.03) $              .00
                                                 ==================  ==================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                      5,282,767           1,000,000
                                                 ==================  ==================

Cash paid for interest                           $            2,098  $                0
                                                 ==================  ==================

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                  Three Months Ended March 31,
                                                                     1998              1997
                                                               ---------------    ---------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (138,795)   $             0
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation                                                     13,078                  0
       Changes in assets and liabilities                              (234,273)                 0
                                                               ---------------    ---------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES          (359,990)                 0

INVESTING ACTIVITIES
  Organization costs                                                         0                  0
                                                               ---------------    ---------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0

FINANCING ACTIVITIES
  Loan proceeds                                                        365,947                  0
  Loan repayments                                                       (7,043)                 0
  Overdraft of subsidiary                                               (1,206)                 0
                                                               ---------------    ---------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           357,698                  0
                                                               ---------------    ---------------

                                            DECREASE IN CASH
                                        AND CASH EQUIVALENTS            (2,292)                 0

Cash and cash equivalents at beginning of year                               0                  0
                                                               ---------------    ---------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $        (2,292)   $             0
                                                               ===============    ===============