Form 10KSB
period 1998-05-31
GRANDEUR INC
filed 1998-09-15
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended May 31, 1998

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

1801 McGill College, Suite 1330
Montreal, Quebec, Canada                           H3A 2N4
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code (514)  282-9000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of September 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,803,993 based on a bid price of $1.625.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                              Outstanding as of May 31, 1998
------------------------------------            --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                     13,848,300 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                          Form 8-K filed March 10, 1998

ITEMS 1 through 12

         Management is still finalizing the remainder of Form 10-KSB. An amendment will be filed as soon as possible and will include all items not included in this filing. It is expected that ITEMS 1 through 12 will not differ substantially from Form 10-K for the year ended December 31, 1997, but there are enough differences that management has chosen not to include the items with this filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GRANDEUR, INC.


Date:  September 15, 1998         By:
                                        Pierre de Lanauze, President, Chairman
                                        Of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  September 15, 1998         By:
                                  Pierre de Lanauze, President, Chairman
                                  Of the Board of Directors


Date:  September 15, 1998         By:
                                  J. Randall McCormick
                                  Vice President, Director


Date:  September 15, 1998         By:
                                  Suzanne de Lanauze,
                                  Secretary/Treasurer and Director


Date:  September 15, 1998         By:
                                  Marc Descheneaux
                                  Executive Vice President, Director


Date:  September 15, 1998         By:
                                  Julie Gaucher, Director

August 21, 1998




INDEPENDENT AUDITORS' REPORT




To the Stockholders of
Grandeur, Inc. and Subsidiary
(a development stage enterprise)

We have audited the consolidated balance sheets of Grandeur, Inc. and Subsidiary (a development stage enterprise) as at May 31, 1998 and 1997 and the consolidated statements of loss, deficit and cash flows for each of the years in the three-year period ended May 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at May 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 1998 in accordance with generally accepted accounting principles in the United States of America.





PriceWaterhouseCoopers
Chartered Accountants

GRANDEUR, INC. AND SUBSIDIARY
(a development stage enterprise)


CONSOLIDATED BALANCE SHEETS
(expressed in Canadian dollars)


                                                                                          May 31
                                                                               1997              1998
                                                                           ------------     ------------
Assets

Current assets
    Cash                                                                   $     80,661     $      3,197
    Sales taxes receivable                                                       71,731          132,653
    Prepaid expenses                                                             62,020            6,820
    Advances to a common control company,                                       228,722          137,649
        without interest (Note 3)
    Shareholder loan, without interest                                           17,381          387,107
                                                                           ------------     ------------
                                                                                460,515          667,426

Property and equipment (Note 4)                                                 119,734          178,494

License (Note 5)                                                                      -                1
                                                                           ------------     ------------
                                                                           $    580,249     $    845,921
                                                                           ============     ============

Liabilities

Current liabilities
    Trade accounts payable                                                 $     43,585     $     94,618
    Accrued liabilities                                                          17,747           98,200
    Advances from a common control company,                                     101,912          146,207
        without interest
    Due to a shareholder                                                              -        1,413,300
    Loan, bearing interest at a monthly rate of 0.5% to 1%                      239,350          265,123
                                                                           ------------     ------------
                                                                                402,594        2,017,448

Loan from a shareholder, without interest or                                  1,000,000                -
    repayment terms (Note 7*)

Stockholders' Deficit

Common stock, $0.001 par value
    Authorized
        100,000,000 shares
    Issued and outstanding (Note 6)
        13,848,300 shares (1997 - 1,000,000)                                      1,424           19,715

Additional paid-up capital (Note 7)                                              (1,324)         695,602



Deficit accumulated during the development stage                               (822,445)      (1,886,844)
                                                                           ------------     ------------
                                                                               (822,345)      (1,171,527)
                                                                           ------------     ------------

                                                                           $    580,249     $    845,921
                                                                           ============     ============


Approved by the Board                   Director                       Director

GRANDEUR, INC. AND SUBSIDIARY
(a development stage enterprise)


CONSOLIDATED STATEMENTS OF LOSS
(expressed in Canadian dollars)


                                                                                                From date of
                                                                                                inception to
                                                          Year ended May 31                        May 31
                                               1996             1997              1998              1998
                                        ---------------   ---------------   ---------------   -----------------
Revenue
    Interest                            $         5,000   $             -   $             -   $           5,000
    Management income                             3,000                 -                 -               3,000
                                        ---------------   ---------------   ---------------   -----------------

                                                  8,000                 -                 -               8,000

Expenses

    Depreciation                                      -            21,129            68,817              89,946
    Interest expense                              5,044                 -            20,132              25,176
    Research and development                          -           135,348            99,978             235,326
    General and administrative                    3,182           665,742           832,206           1,501,130
        expenses
                                        ---------------   ---------------   ---------------   -----------------

                                                  8,226           822,219         1,021,133           1,851,578
                                        ---------------   ---------------   ---------------   -----------------

Net loss                                $          (226)  $      (822,219)  $    (1,021,133)  $      (1,843,578)
                                        ===============   ===============   ===============   =================


Net loss per weighted average share     $             -   $         (0.82)  $         (0.24)
                                        ===============   ===============   ===============


Weighted average number of
    common shares used to compute
    net loss per weighted average
    share                                     1,000,000         1,000,000         4,212,075
                                        ===============   ===============   ===============

GRANDEUR, INC. AND SUBSIDIARY
(a development stage enterprise)


CONSOLIDATED STATEMENTS OF DEFICIT
(expressed in Canadian dollars)


                                                                                                From date of
                                                                                                inception to
                                                          Year ended May 31,                       May 31,
                                             1996              1997              1998               1998
                                        ---------------   ---------------   ---------------   -----------------
Deficit accumulated during the          $             -   $          (226)  $      (822,445)  $               -
    development stage, at beginning
    of year

Net loss                                           (226)         (822,219)       (1,021,133)         (1,843,578)

Amount from additional paid-up                        -                 -           (43,266)            (43,266)
capital (Note 7)
                                        ---------------   ---------------   ---------------   -----------------

Deficit accumulated during the          $          (226)  $      (822,445)  $    (1,886,844)  $      (1,886,844)
    development stage, at end of year
                                        ===============   ===============   ===============   =================

GRANDEUR, INC. AND SUBSIDIARY
(a development stage enterprise)


CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in Canadian dollars)


                                                                                                From date of
                                                                                                inception to
                                                          Year ended May 31,                       May 31
                                                1996             1997              1998               1998
                                          ---------------   ---------------   ---------------   -----------------
Operating activities
    Net loss                              $          (226)  $      (822,219)  $    (1,021,133)  $      (1,843,578)
    Adjustments to reconcile loss to net
        cash provided by operating
        activities
           Depreciation of property and                 -            21,129            68,817              89,946
               equipment
           Provision on common control                  -           290,402                 -             290,402
               company advances
           Changes in
               Sales taxes receivable                   -           (71,731)          (60,922)           (132,653)
               Prepaid expenses                         -           (62,020)           55,200              (6,820)
               Shareholder loan                         -           (17,381)         (369,726)           (387,107)
               Trade accounts payable                   -            43,585            51,033              94,618
               Accrued liabilities                  3,000            14,747            80,453              98,200
               Advances from a common                   -           101,912            44,295             146,207
                  control company
                                          ---------------   ---------------   ---------------   -----------------
                                                    2,774          (501,576)       (1,151,983)         (1,650,785)

Financing activities
    Loan                                                -           239,350           124,000             413,350
    Repayment of loan                                   -           (50,000)          (98,227)           (148,227)
    Loan from a shareholder                             -         1,000,000         1,085,250           2,085,250
    Share issues                                        -                 -                 -                 100
                                          ---------------   ---------------   ---------------   -----------------
                                                        -         1,189,350         1,111,023           2,350,473

Investing activities
    Advances from a common control                 (3,503)         (466,332)           91,073            (428,051)
        company
    Additions to property and equipment                 -          (140,863)         (127,577)           (268,440)
                                          ---------------   ---------------   ---------------   -----------------
                                                   (3,503)         (607,195)          (36,504)           (696,491)
                                          ---------------   ---------------   ---------------   -----------------

Increase (decrease) in cash during                   (729)           80,579           (77,464)              3,197
    the year

Cash, beginning of year                               811                82            80,661                   -
                                          ---------------   ---------------   ---------------   -----------------

Cash, end of year                         $            82   $        80,661   $         3,197   $           3,197
                                          ===============   ===============   ===============   =================


Cash paid for interest                    $         5,044   $             -   $         8,200   $          13,244
                                          ===============   ===============   ===============   =================


Non-cash financing and investing
    activities
        Repayment of a loan to a          $             -   $             -   $    (2,085,250)  $      (2,085,250)
           shareholder (Note 7)
                                          ===============   ===============   ===============   =================

        Acquisition of license (Note 5)   $             -   $             -   $    (1,413,299)  $      (1,413,299)
                                          ===============   ===============   ===============   =================

GRANDEUR, INC. AND SUBSIDIARY
(a development stage enterprise)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-year period ended May 31, 1998
(expressed in Canadian dollars)




1       Incorporation and nature of operations

        Grandeur, Inc. a development stage enterprise, was incorporated under the laws of the State of Utah on February 6, 1986 and subsequently incorporated under the laws of the State of Nevada on December 31, 1993. Through its subsidiary, 3127575 Canada Inc., operating under the name of Delsecur, it is involved in the research, development and commercialization of the "DEL ID" project.

        Pursuant to an agreement made and entered into on February 25, 1998, Grandeur, Inc. (the "company") issued and delivered on February 26, 1998 12,848,300 shares of its common stock bearing a restrictive legend to 3127575 Canada Inc., a Canadian corporation, in exchange for which issuance it acquired all of the outstanding shares of 3127575 Canada Inc.

        For accounting purposes, the transaction is treated as an issuance of shares by 3127575 Canada Inc. for the net monetary assets of the company (nil at February 26, 1998), accompanied by a recapitalization.

        The historical financial statements prior to February 28, 1998 are those of 3127575 Canada Inc.

        The company changed its fiscal year end to May 31 to coincide with the fiscal year end of its Canadian operating subsidiary.

2       Significant accounting policies

        The consolidated  financial statements are expressed in Canadian dollars
        and  have  been  prepared  in  accordance  with  accounting   principles
        generally accepted in the United States of America.

        Consolidation
        The consolidated financial statements include the accounts of the company and its subsidiary.

        Change in reporting currency
        As the majority of transactions occur in Canadian dollars further to the acquisition mentioned in Note 1 above, commencing with the current period, the consolidated financial statements have been expressed in Canadian dollars. Previously, the United States dollar was used as the unit of measure. This change has been applied retroactively.

        Accounting methods
        The company recognizes income and expenses based on the accrual method of accounting.

        Dividend policy
        The company has not yet adopted any policy regarding payment of dividends.

        Cash and cash equivalents
        For financial statement purposes, the company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

        Earnings (loss) per share
        Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each year.

GRANDEUR, INC. AND SUBSIDIARY
(a development stage enterprise)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...continued
For the three-year period ended May 31, 1998
(expressed in Canadian dollars)




2       Significant accounting policies ...continued

        Property and equipment and depreciation
        Property and equipment are recorded at cost. Depreciation is calculated using the declining balance method at a rate of 30%.

        The carrying value of the property and equipment is evaluated whenever significant events or changes occur that might indicate an impairment through comparison of the carrying value to the net recoverable amount.

        Research and development costs
        Research   costs,   which  include  all  costs   incurred  to  establish
        technological   feasibility,   and  development  costs  are  charged  to
        operations in the year in which they are incurred.

        License
        License is recorded at its carrying value.

        Income taxes
        The company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the company has not yet realized income as of the date of this report, no provision for income taxes has been made.

        In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the company's financial statements for the fiscal year commencing January 1, 1993.

        Use of estimates
        The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgements of management with consideration given to materiality. Actual results could differ from those estimates.

        Fair value of financial instruments
        Due to their short-term maturity, the carrying values of certain financial instruments were assumed to approximate their fair values. The financial instruments include: sales taxes receivable, advances to a common control company and shareholder loan included in current assets, trade accounts payable, accrued liabilities, advances from a common control company, due to a shareholder and loan included in current liabilities, and loan from a shareholder included in long-term liabilities.

        The fair value of these financial instruments is not significantly different than their carrying amounts.

GRANDEUR, INC. AND SUBSIDIARY
(a development stage enterprise)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...continued
For the three-year period ended May 31, 1998
(expressed in Canadian dollars)




2       Significant accounting policies ...continued

        Credit risk
        The company's exposure to credit risk is as indicated by the carrying amounts of the financial assets.

        The company may be exposed to losses in the future if the debtors fail to pay. Significant portions of the amounts receivable are from related parties.

3       Advances to a common control company

                                                                                  1997              1998
                                                                           ---------------    ---------------
        Balance, beginning of year                                         $        52,792    $       519,124
        Advances during the year                                                   466,332                  -
        Charges net of payments                                                          -            (91,073)
                                                                           ---------------    ---------------
                                                                                   519,124            428,051
           Provision on common control company advances                           (290,402)          (290,402)
                                                                           ---------------    ---------------

        Balance, end of year                                               $       228,722    $       137,649
                                                                           ===============    ===============

4       Property and equipment


                                                                                1997
                                                                             Accumulated          Net book
                                                              Cost          depreciation           value
                                                          --------------   ---------------    ---------------
        Computer equipment                                $      140,863   $        21,129    $       119,734
                                                          ==============   ===============    ===============

                                                                                1998
                                                                             Accumulated          Net book
                                                              Cost          depreciation           value
                                                          --------------   ---------------    ---------------
        Computer equipment                                $      268,440   $        89,946    $       178,494
                                                          ==============   ===============    ===============

GRANDEUR, INC. AND SUBSIDIARY
(a development stage enterprise)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...continued
For the three-year period ended May 31, 1998
(expressed in Canadian dollars)




5       License

        On November 12, 1997, the principal shareholder of the company and owner of an invention consisting of an apparatus and method, including related software, for scanning and storing an optical representation of a finger's capillary lines entered into an agreement with the company whereby he granted to the company the exclusive right to commercialize the invention which shall include, among other things, manufacturing and marketing the invention under the terms and conditions contained therein for the consideration of US$1,000,000 (CDN$1,413,300).

        This transaction was measured at its carrying value of $1. The excess of the consideration payable over the carrying value was recorded against additional paid-up capital and deficit.

6       Common stock

                                       1996                 1997                  1998         From date of inception
                                                                                                  to May 31, 1998
                                  Number       $       Number        $        Number       $       Number        $
                               -----------  -------  -----------  -------  -----------  -------  -----------  ---------
    Balance at beginning
     of year                     1,000,000  $ 1,424    1,000,000  $ 1,424    1,000,000  $ 1,424            -  $       -
    Issuances of common stock
           February 6, 1986              -        -            -        -            -        -    1,000,000      1,424
           February 26, 1998
               (Note 1)                  -        -            -        -   12,848,300   18,291   12,848,300     18,291
                               -----------  -------  -----------  -------  -----------  -------  -----------  ---------

                                 1,000,000  $ 1,424    1,000,000  $ 1,424   13,848,300  $19,715   13,848,300  $  19,715
                               ===========  =======  ===========  =======  ===========  =======  ===========  =========

7      Additional paid-up capital

                                                                                                 From date of
                                                                                                 inception to
                                                1996            1997             1998            May 31, 1998
                                           --------------   --------------   --------------    ----------------
           Balance, beginning of year      $       (1,324)  $       (1,324)  $       (1,324)   $              -
            Issuance of capital at
             inception                                  -                -                -              (1,324)
           Add: Shareholder loan *                      -                -        2,085,250           2,085,250
           Deduct: License (Note 5)                     -                -       (1,413,299)         (1,413,299)
                                           --------------   --------------   --------------    ----------------
                                                   (1,324)          (1,324)         670,627             670,627
           Amount transferred to
             deficit                                    -                -           43,266              43,266
           Recapitalization on
           February 26, 1998 (Note 1)                   -                -          (18,291)            (18,291)
                                           --------------   --------------   --------------    ----------------

           Balance, end of year            $       (1,324)  $       (1,324)  $      695,602    $        695,602
                                           ==============   ==============   ==============    ================

           * From June 1997 to May 31, 1998, further advances were made by the principal shareholder totalling $1,085,250. The principal shareholder contributed the full amount of the loan outstanding of $2,085,250 to capital.
           Accordingly, the amount has been accounted for as additional paid-up capital.

GRANDEUR, INC. AND SUBSIDIARY
(a development stage enterprise)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...continued
For the three-year period ended May 31, 1998
(expressed in Canadian dollars)




8       Income tax

        The company has accumulated losses for income tax purposes totalling approximately $1,585,000 for which the benefits have not been recognized in the financial statements. These losses can be deducted from future years' taxable income and expire as follows:


        2004                           $  566,000
        2005                           $1,019,000

        The company recognized a deferred tax asset of $602,000 on net operating loss carryforwards. In addition, the company created a valuation allowance equal to this deferred tax asset to bring down its value to nil.

9       Related party transactions

        During the period, the company made some transactions with two companies owned by the same shareholder.

                               1996           1997           1998
                          ------------    -----------    -----------
        Expenses          $          -    $   458,300    $   151,786
                          ============    ===========    ===========

        These transactions occurred in the normal course of the company's activities and are measured at fair value, which represents the exchange value.

10      Contingency

         An application was filed by a shareholder of Delsynchro Inc., a common control company, who has requested authorization from the Court to institute proceedings on behalf of Delsynchro Inc. requesting the Court to declare Delsynchro Inc. owner of the invention known as "DEL ID" and the related rights.

         Management believes that the resolution of the litigations in which Delsynchro Inc. is involved would not have a material adverse effect on the financial condition or results of operations of the company.