Form 10QSB/A
period 1998-03-31
GRANDEUR INC
filed 1998-09-21
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A


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

         Class                                   Outstanding as of May 31, 1998
$.001 PAR VALUE CLASS A                                  13,848,300 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

The accompanying unaudited financial statements (pages F-1 through F-4) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.


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

As of March 31, 1998, the Company's balance sheet showed an accumulated deficit of $1,141,376, an increase of $174,033 during the first quarter. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continued to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the 1998 fiscal year. No financing involving the issuance of additional shares is presently contemplated.

The Company had a net loss of $143,643 for the three months ended March 31, 1998.

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



Date:    September 18, 1998            By:
                                       Pierre de Lanauze, President,
                                       Chairman of the Board and Director

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                        March 31,
                                                                          1998
                                                                 ----------------------
ASSETS
   CURRENT ASSETS
        Accounts receivable                                      $               87,068
        Prepaid expenses                                                         13,400
        Receivable-related party                                                109,418
        Receivable - officer                                                    181,673
                                                                 ----------------------

                                    TOTAL CURRENT ASSETS                        391,559

OTHER ASSETS
   Property and equipment                                                       132,917
   License from related party                                                         1
                                                                                132,918
                                                                 ----------------------

                                                                 $              524,477
                                                                 ======================

LIABILITIES & DEFICIT
   CURRENT LIABILITIES
        Cash overdraft                                           $                2,292
        Accounts payable and accrued liabilities                                120,532
        Payable-related party                                                    98,854
        Payable - officer                                                       995,387
        Loan payable                                                            245,343
                                                                 ----------------------

                               TOTAL CURRENT LIABILITIES                      1,462,408

   STOCKHOLDERS' DEFICIT
        Common Stock $.001 par value:
            Authorized - 100,000,000 shares
            Issued and outstanding
             13,848,300 shares                                                   13,848
        Additional paid-in capital                                              189,597
        Deficit accumulated during the
            development stage                                                (1,141,376)
                                                                 ----------------------

                             TOTAL STOCKHOLDERS' DEFICIT                       (973,931)
                                                                 ----------------------

                                                                 $              524,477
                                                                 ======================

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                        1998                1997
                                                 ------------------  ------------------
Net sales                                        $                0  $                0
Cost of sales                                                     0                   0
                                                 ------------------  ------------------

                                   GROSS PROFIT                   0                   0

Depreciation and amortization                                13,078                   0
Interest expense                                              2,098                   0
Research and development                                     11,187                   0
General and administrative expenses                         117,280                   0
                                                 ------------------  ------------------

                                       NET LOSS  $         (143,643) $                0
                                                 ==================  ==================
Net income (loss) per weighted
   average share                                 $             (.03) $              .00
                                                 ==================  ==================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                      5,282,767           1,000,000
                                                 ==================  ==================

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                  Three Months Ended March 31,
                                                                     1998              1997
                                                               ---------------    ---------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (143,643)   $             0
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation                                                     13,078                  0
       Changes in assets and liabilities                               123,140                  0
                                                               ---------------    ---------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES            (7,425)                 0

INVESTING ACTIVITIES
  Organization costs                                                         0                  0
                                                               ---------------    ---------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0

FINANCING ACTIVITIES
  Loan proceeds                                                         13,382                  0
  Loan repayments                                                       (7,043)                 0
                                                               ---------------    ---------------


                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES             6,339                  0
                                                               ---------------    ---------------

                                            DECREASE IN CASH
                                        AND CASH EQUIVALENTS            (1,086)                 0

Cash and cash equivalents at beginning of year                          (1,206)                 0
                                                               ---------------    ---------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $        (2,292)   $             0
                                                               ===============    ===============

Cash paid for interest                                         $         2,098    $             0
                                                               ===============    ===============