Form 10QSB
period 1998-08-31
GRANDEUR INC
filed 1998-10-16
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1998

              [ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to ___________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                     Outstanding as of August 31, 1998
--------------------------         ---------------------------------
$.001 PAR VALUE CLASS A                      13,848,300 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         The accompanying unaudited financial statements (pages F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended August 31, 1998 are not necessarily indicative of the results that can be expected for the year ending May 31, 1999.

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

         Patent protection is currently pending for the del-ID system in the United States. The International Preliminary Examination Report was issued in accordance with the Patent

Cooperation Treaty application (PCT) that included 82 countries. The Examiner has recognized and acknowledged the inventive step, the novelty and the industrial applicability by accepting all of the 11 claims represented by the technology.

         In April 1998, 3127575 Canada Inc. signed an agreement with the "Centre de Recherche en Informatique de Montreal (CRIM)" for a scientific evaluation of the technology. The evaluation holds two topics. The primary one covers theoretical and accurate applications. The secondary covers the implementation of a study in a controlled laboratory environment. Here are the following details of the laboratory :

-        The basic analysis of the technology ( technical specifications).
- Practical applications in simulated commercial environment such as banking, telephony, e-commerce etc.

         The primary topic analysis has been done by the CRIM in collaboration with a major American University. The positive results have been published and shall be available soon on the delSecur web site at delsecur.com.

         The secondary topic is presently in the making and will be done in collaboration with majors firms who are well recognized in their fields of activity. These majors firms will sponsor part of the implementation costs of the laboratory studies. For the time frame and more details about this section, we refer the reader to the delSecur web site.

         Commercial applications of the del-ID technology are numerous and include access to the information highway/internet, identification of employees working from a home office and requiring access to certain databases or informations, health cards, social insurance cards, drivers' licenses, passport control encryptions and access to confidential files, control of payment by debit or credit payment systems such as credit cards, smartcards, authentication of oral telephone ordering, access control to sensitive areas, hotel room access, cellular and digital telephone controls, automobile entry and protection, census and election control, door locks, vault locks, residential alarm system controls, timesheet management, student file management and many others.

         The Company expects to encounter substantial competition in the business in which it proposes to engage. It is likely that the competing entities will have significantly greater experience, resources, facilities, contacts and managerial expertise than the Company and will, consequently, be in a better position than the Company to obtain access to and to engage in the proposed business. Therefore it is to our advantage to associate ourselves to such major firms by gaining credibility and recognition. This enables us to use their know how, their resources and networking.

         The Company will not manufacture del-ID cards or card readers directly. This will tend to minimize the capital requirements of the Company, its principal activities being limited to marketing the del-ID system to manufacturers and/or users internationally. Anticipated sources of revenue are license fees payable by government agencies and corporate entities for the right to manufacture, use or sell cards and card readers incorporating the del-ID system, as well as royalty payments by such entities for each card and reader employed in a del-ID system. We anticipate the first commercial revenue in twelve months from the present.

         As  of  August  31,  1998,  the  Company's   balance  sheet  showed  an
accumulated deficit of $2,168,895, an increase of $282,051 during the first quarter. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the 1999 fiscal year. No financing involving the issuance of additional shares is presently contemplated.

     The Company had a net loss of $282,051 for the three months ended August 31, 1998.

         The Company will continue to seek marketing opportunities for product licensing with governmental agencies and corporate entities on a world-wide basis.

         As the Company will be engaged in securing licensing contracts for use of its existing del-ID technology, no significant expansion of the physical plant, equipment or number of employees is foreseen for the period of the next twelve months.

                                     PART II
                                OTHER INFORMATION

ITEM 5.           Other Information

     J. Randall McCormick resigned as a director of the Company on May 4, 1998.

ITEM 6.           Exhibits and Report on Form 8-K

         An 8-K was filed on July 17, 1998 which disclosed that the Company changed its fiscal year end to May 31.

         An 8-K was filed on August 13, 1998 to provide audited financial statements for the Company's subsidiary which was acquired in February of 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                               Grandeur, Inc.


Date:  October 15, 1998      By:
                               Pierre de Lanauze, President,
                               Chairman of the Board and Director

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                        August 31,
                                                                           1998
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash                                                     $               24,653
         Sales taxes receivable                                                  142,321
         Prepaid expenses                                                         12,456
         Receivable-related party                                                152,505
         Receivable - officer                                                    398,160
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                       730,095

OTHER ASSETS
     Property and equipment                                                      174,286
     License from related party                                                        1
                                                                  ----------------------
                                                                                 174,287
                                                                  ----------------------

                                                                  $              904,382
                                                                  ======================

LIABILITIES & DEFICIT
     CURRENT LIABILITIES
         Accounts payable                                         $              131,154
         Accrued liabilities                                                     132,150
         Payable-related party                                                   168,694
         Payable - officer                                                     1,413,300
         Loan payable                                                            265,123
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                     2,110,421

     STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding 13,848,300
              shares                                                              19,715
         Additional paid-in capital                                              943,141
         Deficit accumulated during the
           development stage                                                  (2,168,895)
                                                                  ----------------------

                               TOTAL STOCKHOLDERS' DEFICIT                    (1,206,039)
                                                                  ----------------------

                                                                  $              904,382
                                                                  ======================

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                             Three Months Ended
                                                                 August 31,
                                                          1998                1997
                                                   ------------------  -----------------
Net sales                                          $                0  $               0
Cost of sales                                                       0                  0
                                                   ------------------  -----------------

                                     GROSS PROFIT                   0                  0

Depreciation and amortization                                  13,704                  0
Interest expense                                                3,000                  0
Research and development                                       45,562                  0
General and administrative expenses                           219,785                  0
                                                   ------------------  -----------------
                                                              282,051                  0
                                                   ------------------  -----------------

                                         NET LOSS  $         (282,051) $               0
                                                   ==================  =================
Net income (loss) per weighted
   average share                                   $             (.02) $             .00
                                                   ==================  =================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                       13,848,300          1,000,000
                                                   ==================  =================

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)



                                                                  Three Months Ended August 31,
                                                                     1998              1997
                                                               ---------------    ---------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (282,051)   $             0
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation                                                     13,704                  0
       Changes in assets and liabilities:
         Sales tax receivable                                           (9,668)                 0
         Prepaid expenses                                               (5,636)                 0
         Officer loan                                                  (11,053)                 0
         Accounts payable                                               36,536                  0
         Accrued liabilities                                            33,950                  0
         Payable - related party                                        22,487                  0
                                                               ---------------    ---------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES          (201,731)                 0

INVESTING ACTIVITIES
  Receivable - related party                                           (14,856)                 0
  Purchase of property & equipment                                      (9,496)                 0
                                                               ---------------    ---------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES           (24,352)                 0

FINANCING ACTIVITIES
  Increase in paid-in capital                                          247,539                  0
                                                               ---------------    ---------------


                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           247,539                  0
                                                               ---------------    ---------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS            21,456                  0

Cash and cash equivalents at beginning of year                           3,197                  0
                                                               ---------------    ---------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $        24,653    $             0
                                                               ===============    ===============

Cash paid for interest                                         $         1,500    $             0
                                                               ===============    ===============