Form 10QSB
period 1998-11-30
GRANDEUR INC
filed 1999-01-14
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                      Outstanding as of November 30, 1998
----------------------------        -----------------------------------
$.001 PAR VALUE CLASS A                       13,848,300 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         The accompanying unaudited financial statements (pages F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended November 30, 1998 are not necessarily indicative of the results that can be expected for the year ending May 31, 1999.

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

         As of November 30, 1998, the Company's balance sheet showed an accumulated deficit of $2,551,260, an increase of $664,416 during the six months. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the 1999 fiscal year. No financing involving the issuance of additional shares is presently contemplated.

         The Company had a net loss of $382,365 for the three months ended November 30, 1998 and a $664,416 loss for the six months then ended.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.           Exhibits and Report on Form 8-K

         An 8-K was filed on September 9, 1998 which disclosed that the Company appointed new auditors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                     Grandeur, Inc.


Date:  13 January 1999               By:
                                      Pierre de Lanauze, President,
                                      Chairman of the Board and Director

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                       November 30,
                                                                           1998
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash                                                     $                    0
         Sales taxes receivable                                                  125,797
         Prepaid expenses                                                         25,656
         Receivable-related party (non-interest bearing)                         131,862
         Receivable - officer (non-interest bearing)                             380,850
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                       664,165

OTHER ASSETS
     Property and equipment                                                      201,280
     License from related party                                                        1
                                                                  ----------------------
                                                                                 201,281
                                                                  ----------------------

                                                                  $              865,446
                                                                  ======================

LIABILITIES & DEFICIT
     CURRENT LIABILITIES
         Bank overdraft                                           $               18,202
         Accounts payable                                                        360,537
         Accrued liabilities                                                      83,267
         Payable-related party (non-interest bearing)                            208,425
         Payable - officer                                                     1,413,300
         Loan payable                                                            268,623
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                     2,352,354

     STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding 13,848,300
              shares                                                              19,715
         Additional paid-in capital                                            1,044,637
         Deficit accumulated during the
           development stage                                                  (2,551,260)
                                                                  ----------------------
                               TOTAL STOCKHOLDERS' DEFICIT                    (1,486,908)
                                                                  ----------------------

                                                                  $              865,446
                                                                  ======================

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                        November 30,                       November 30,
                                                   1998              1997             1998              1997
                                               -------------    -------------     -------------    --------------
Net sales                                      $           0    $           0     $           0    $            0
Cost of sales                                              0                0                 0                 0
                                               -------------    -------------     -------------    --------------

                                GROSS PROFIT               0                0                 0                 0

Depreciation and amortization                         13,861                0            27,565                 0
Interest expense                                       5,000                0             8,000                 0
Research and development                             182,735                0           228,297                 0
General and administrative expenses                  180,769                0           400,554                 0
                                               -------------    -------------     -------------    --------------
                                                     382,365                0           664,416                 0
                                               -------------    -------------     -------------    --------------

                                    NET LOSS   $    (382,365)   $           0     $    (664,416)   $            0
                                               =============    =============     =============    ==============
Net income (loss) per weighted
   average share                               $        (.03)   $         .00     $        (.05)
                                               =============    =============     =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              13,848,300        1,000,000        13,848,300         1,000,000
                                               =============    =============     =============    ==============

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)



                                                                  Six Months Ended November 30,
                                                                     1998              1997
                                                               ---------------    ---------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (664,416)   $             0
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation                                                     27,565                  0
       Changes in assets and liabilities:
         Sales tax receivable                                            6,856                  0
         Prepaid expenses                                              (18,836)                 0
         Officer loan                                                    6,257                  0
         Accounts payable                                              265,919                  0
         Accrued liabilities                                           (14,933)                 0
         Payable - related party                                        62,218                  0
                                                               ---------------    ---------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES          (329,370)                 0

INVESTING ACTIVITIES
  Receivable - related party                                             5,787                  0
  Purchase of property & equipment                                     (50,351)                 0
                                                               ---------------    ---------------

                                               NET CASH USED
                                     BY INVESTING ACTIVITIES           (44,564)                 0

FINANCING ACTIVITIES
  Loan                                                                 143,500                  0
  Loan repayment                                                      (140,000)                 0
  Increase in bank overdraft                                            18,202                  0
  Increase in paid-in capital                                          349,035                  0
                                                               ---------------    ---------------


                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           370,737                  0
                                                               ---------------    ---------------

                                            DECREASE IN CASH
                                        AND CASH EQUIVALENTS            (3,197)                 0

Cash and cash equivalents at beginning of year                           3,197                  0
                                                               ---------------    ---------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0
                                                               ===============    ===============

Cash paid for interest                                         $         6,500    $             0
                                                               ===============    ===============