Form 10QSB
period 1999-02-28
GRANDEUR INC
filed 1999-04-14
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended February 28, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                     Outstanding as of February 28, 1999
--------------------------         -----------------------------------
$.001 PAR VALUE CLASS A                        13,848,300 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         The accompanying unaudited financial statements (pages F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature.
Operating results for the nine months ended February 28, 1999 are not necessarily indicative of the results that can be expected for the year ending May 31, 1999.

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

         As of February 28, 1999, the Company's balance sheet showed an accumulated deficit of $2,755,822, an increase of $868,978 during the nine months. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the 1999 fiscal year. No financing involving the issuance of additional shares is presently contemplated.

         The Company had a net loss of $204,562 for the three months ended February 28, 1999 and a $868,978 loss for the nine months then ended.

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

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                    Grandeur, Inc.


Date:    13 April 1999                     By:
     ------------------------------           ---------------------------------
                                           Pierre de Lanauze, President,
                                           Chairman of the Board and Director

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                       February 28,
                                                                           1999
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
       Cash                                                       $                    0
       Sales taxes receivable                                                     93,309
       Prepaid expenses                                                           34,899
       Receivable-related party (non-interest bearing)                           131,186
       Receivable - officer (non-interest bearing)                               372,345
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                       631,739

OTHER ASSETS
     Property and equipment                                                      184,996
     License from related party                                                        1
                                                                                 184,997
                                                                  ----------------------

                                                                  $              816,736
                                                                  ======================

LIABILITIES & DEFICIT
     CURRENT LIABILITIES
       Bank overdraft                                             $               32,013
       Accounts payable                                                          374,332
       Accrued liabilities                                                        44,105
       Payable-related party (non-interest bearing)                              214,812
       Payable - officer                                                       1,413,300
       Loan payable                                                              271,487
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                     2,350,049

     Deferred income                                                               7,411

     STOCKHOLDERS' DEFICIT
       Common Stock $.001 par value:
         Authorized - 100,000,000 shares
         Issued and outstanding 13,848,300 shares                                 19,715
       Additional paid-in capital                                              1,195,383
       Deficit accumulated during the development stage                       (2,755,822)
                                                                  ----------------------

                               TOTAL STOCKHOLDERS' DEFICIT                    (1,540,724)
                                                                  ----------------------

                                                                  $              816,736
                                                                  ======================

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                     Three Months Ended                  Nine Months Ended              From
                                                        February 28,                       February 28,             inception to
                                                   1999              1998             1999              1998           2/28/99
                                               -------------    -------------     -------------    --------------  ---------------
Net sales                                      $           0    $           0     $           0    $            0  $             0
Cost of sales                                              0                0                 0                 0                0
                                               -------------    -------------     -------------    --------------  ---------------

                                GROSS PROFIT               0                0                 0                 0                0

Other income                                               0                0                 0                 0            8,000

Depreciation and amortization                         16,534                0            44,099            50,512          134,045
Interest expense                                       9,200                0            17,200             7,900           42,376
Research and development                              26,931                0           255,228            62,581          490,554
General and administrative expenses                  151,897                0           552,451           503,992        2,053,581
                                               -------------    -------------     -------------    --------------  ---------------
                                                     204,562                0           868,978           624,985        2,720,556
                                               -------------    -------------     -------------    --------------  ---------------

                                    NET LOSS   $    (204,562)   $           0     $    (868,978)   $     (624,985) $    (2,712,556)
                                               =============    =============     =============    ==============  ===============
Net income (loss) per weighted
   average share                               $        (.01)   $         .00     $        (.06)   $         (.62)
                                               =============    =============     =============    ==============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              13,848,300        1,000,000        13,848,300         1,000,000
                                               =============    =============     =============    ==============

                          GRANDEUR INC. AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                                                         From
                                                                 Nine Months Ended February 28,      Inception to
                                                                     1999              1998             2/28/99
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (868,978)   $      (624,985) $     (2,712,556)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation                                                     44,099             50,512           134,045
       Provision on common control company advances                          0                  0           290,402
       Changes in assets and liabilities:
         Sales tax receivable                                           39,344            (40,335)          (93,309)
         Prepaid expenses                                              (28,079)           (25,344)          (34,899)
         Officer loan                                                   14,762           (215,860)         (372,345)
         Accounts payable                                              279,714            141,977           374,332
         Accrued liabilities                                           (54,095)            78,487            44,105
         Payable - related party                                        68,605             35,776           214,812
         Deferred income                                                 7,411                  0             7,411
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES          (497,217)          (599,772)       (2,148,002)

INVESTING ACTIVITIES
  Receivable - related party                                             6,463            112,067          (421,588)
  Purchase of property & equipment                                     (50,601)          (117,858)         (319,041)
                                                               ---------------    ---------------  ----------------

                                               NET CASH USED
                                     BY INVESTING ACTIVITIES           (44,138)            (5,791)         (740,629)

FINANCING ACTIVITIES
  Loan                                                                 168,500            115,000           581,850
  Loan repayment                                                      (162,136)                 0          (310,363)
  Loan from shareholder                                                      0            370,033         2,085,250
  Increase in bank overdraft                                            32,013             39,869            32,013
  Increase in paid-in capital                                          499,781                  0           499,781
  Sale of stock                                                              0                  0               100
                                                               ---------------    ---------------  ----------------


                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           538,158            524,902         2,888,631
                                                               ---------------    ---------------  ----------------

                                            DECREASE IN CASH
                                        AND CASH EQUIVALENTS            (3,197)           (80,661)                0

Cash and cash equivalents at beginning of year                           3,197             80,661                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================

Cash paid for interest                                         $        14,200    $         7,900  $         33,944
                                                               ===============    ===============  ================