Form 10KSB
period 1999-05-31
DELSECUR CORP
filed 1999-10-04
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to
                                    --------

                         Commission File No. 33-55254-15

                              DELSECUR CORPORATION.
        (Exact name of Small business issuer as specified in its charter)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of October 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $26,602,425.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                              Outstanding as of  May 31,1999
$.001 PAR VALUE CLASS A COMMON STOCK                   13,848,300 SHARES

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

         Pursuant to an Agreement made and entered into on February 25th 1998 the Company issued and delivered on February 26, 1998, 12,848,300 shares of its Common Stock bearing a restrictive legend to 3127575 Canada Inc., a Canadian Corporation, in exchange for which issuance, it acquired all of the outstanding shares of 3127575 Canada Inc. Through 3127575 Canada Inc., the company has become the exclusive licensee of the del-ID (Registered) technology for personal identification by means of electronic scanning of finger characteristics. 3127575 Canada Inc., obtained these exclusive rights by the Exclusive License Agreement dated November 12, 1997 between it and Pierre de Lanauze, inventor of the del-ID (Registered) technology.

  As of July 15th 1999, GRANDEUR INC. changed its name to DELSECUR CORPORATION As of January 20th 1999, 3127575 Canada Inc. changed its name to delSECUR Inc.

         The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. Also, because the 12,848,300 shares were issued solely to non-U.S. persons, the transaction qualified for exemption under Rules 901 et seq. of Regulation S.

         Following the above transaction the former shareholders of delSECUR Inc. owned 92.5% of the outstanding shares of the Company.

         The del-ID (Registered) technology permits precise and positive authentication of the identity of any living individual and is applicable to a wide range of financial transactions where authentication of the individual is necessary to eliminate fraud and other improper use of services. The del-ID (Registered) system collects biological data from the finger image of the individual and transfers the image to a unique electronic signature called the "del-gram". The del- gram is not a digitized bitmap image of the finger, but a synthesized subset of biological data sufficient to identify the individual.

         Commercial applications of the del-ID (Registered) technology are numerous and include access to the information highway/internet, identification of employees working from a home office and requiring access to certain databases or information, health cards, social insurance cards, drivers' licenses, passport control encryption and access to confidential files, control of payment by debit or credit payment systems such as credit cards, smartcards, authentication of oral telephone ordering, access control to sensitive areas, hotel room access, cellular and digital telephone controls, automobile entry and protection, census and election control, door locks, vault locks, residential alarm system controls, timesheet management, student file management and many others.

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

         In April 1998,delSECUR Inc. signed an agreement with the "Centre de Recherche en Informatique de Montreal (CRIM)" for a scientific evaluation of the technology. The evaluation holds two topics. The primary one covers theoretical and accurate applications. The secondary covers the implementation of a study in a controlled laboratory environment. Here are the following details of the laboratory :

- The basic analysis of the technology ( technical specifications). - Practical applications in simulated commercial environment such as banking, telephony, e-commerce etc. The primary topic analysis has been done by the CRIM in collaboration with a major American University. The positive results have been published and shall be available soon on delSecur's web site at delsecur.com.

         The secondary topic is presently in the making and will be done in collaboration with major firms who are well recognized in their fields of activity. These major firms will sponsor part of the implementation costs of the laboratory studies. For the time frame and more details about this section, we refer the reader to the delSecur web site.

         Commercial applications of the del-ID (Registered) technology are numerous and include access to the information highway/internet, identification of employees working from a home office and requiring access to certain databases or information, health cards, social insurance cards, drivers' licenses, passport control encryption and access to confidential files, control of payment by debit or credit payment systems such as credit cards, smartcards, authentication of oral telephone ordering, access control to sensitive areas, hotel room access, cellular and digital telephone controls, automobile entry and protection, census and election control, door locks, vault locks, residential alarm system controls, timesheet management, student file management and many others.

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

         The Company will not manufacture del-ID (Registered) cards or card readers directly. This will tend to minimize the capital requirements of the Company, its principal activities being limited to marketing the del-ID system to manufacturers and/or users internationally. Anticipated sources of revenue are license fees payable by government agencies and corporate entities for the right to manufacture, use or sell cards and card readers incorporating the del-ID system, as well as royalty payments by such entities for each card and reader employed in a del-ID system. We anticipate the first commercial revenue in twelve months from the present.

         delSECUR Corporation announced July 1st 1999 the creation of a new wholly owned subsidiary, delSECUR USA Inc., incorporated in Delaware and with its principal offices located at 801 Pennsylvania Avenue, Suite 800, Washington D.C. 20004.

         This subsidiary has been created specifically to manage all delSECUR operations in the United States. The decision to locate the offices in Washington D.C. was made following the recent expressions of interest in the del-ID (Registered) technology by several U.S. Government agencies.

         There are currently 12 employees of the Company inclusive of officers of the Company.

         The Agreement dated February 25, 1998 and the Exclusive License Agreement dated November 12, 1997 were attached as Exhibits A and B to the Company's electronic filing of Form 8-K on March 10, 1998.

ITEM 2.  Properties.

         Pursuant to an Agreement dated February 25, 1998 between the company and delSECUR Inc. the Company acquired, through its subsidiary, world license rights to the del-ID (Registered) technology described in Item 1 above. The del-ID (Registered) technology is owned by its inventor, the Company's controlling shareholder, Pierre de Lanauze.

         The Company, through delSECUR Inc., owns various computer and office equipment, furnishings etc., acquired at a cost not exceeding $500,000 USD. delSECUR Inc. leases office space in downtown Montreal; it has no manufacturing facilities and does not plan to manufacture its products directly.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending May 31, 1999.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         As of October 1, 1999, there were 698 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

         The Company's common stock commenced trading on the NASD Bulletin Board on March 31, 1998 under the symbol GDER. The symbol has been change for DLSC following the name modification as of July 15th 1999. The aggregate market value of the stock held by been non-affiliates on that date was $25,057,619.

         The following table lists the high and low sales prices for the common stock of the Company during the two most recent fiscal years:

NASDAQ-OTC
                                            High Sales           Low Sales
                                               Price               Price
         1998       First Quarter       $             0.00  $            0.00
                    Second Quarter                    0.00               0.00
                    Third Quarter                     0.00               0.00
                    Fourth Quarter                  2.2812               0.00
         1999       First Quarter                   2.9375             1.5937
                    Second Quarter                   2.125               .625
                    Third Quarter                   1.1875              .4062
                    Fourth Quarter                  3.9375                .52

ITEM 6.  Selected Financial Data.

                              DELSECUR CORPORATION.
                              SUMMARY OF OPERATIONS
                                  MAY 31, 1999

                                     1999         1998         1997         1996          1995
                                 -----------   -----------  -----------  -----------  -----------
         Total Assets..........  $   777,419   $   845,921  $   580,249  $         0  $         0
         Revenues..............            0             0            0            0            0
         Operating Expenses....    1,274,955     1,021,133      822,219            0            0
           Net Earnings (Loss)    (1,274,955)   (1,021,133)    (822,219)           0            0
         Per share data
           Earnings (Loss).....        (0.09)        (0.24)       (0.82)           0            0
         Average Common Share
           Outstanding.........   13,848,300     4,212,075    1,000,000    1,000,000    1,000,000

         As of May 31, 1999 there were 13,848,300 shares outstanding.

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

         The Company had a net loss of $1,274,955 for the year ended May 31, 1999 compared with a loss of $1,021,133 for the year ended May 31, 1998. The increased loss of about $254,000 was mainly due to an increase of $142,000 in research and development costs and an increase of $118,000 in general and administrative costs.

         The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

ITEM 10.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors during the year ended May 31, 1999. Directors are appointed annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

         On December 14,1998, following the resignation of Mr. J. Randall McCormick (May 4th 1998) and Mrs. Julie Gaucher (December 14th 1998) new Directors and Officers were appointed, who will serve until the next annual meeting of the Company's stockholders. These new Directors and Officers are as follows:

      Name                     Age   Position
      Pierre de Lanauze        60    President, Chairman of the Board, Director
      Marc Descheneaux         47    Executive Vice President, Director
      Suzanne de Lanauze       36    Secretary/Treasurer, Director

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

ITEM 11.  Executive Compensation.

         During the year ended May 31, 1999 the Company had no arrangements for the remuneration of its officers and directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities.

         The Company will pay compensation to the officers and directors elected in 1998 at a rate yet to be determined by the board of directors.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of May 31, 1999, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                                        Amount of
            Title           Name and Address           beneficial            Percent
          of Class          beneficial owner            ownership           of class
                                DIRECTORS AND OFFICERS
     Common Stock        Mr. Pierre De Lanauze                7,338,600           52.9%
                         1231, Avenue Theroret
                         Ile Bizard, Quebec,. Canada
                         H9E 1H7
                         (Director and Officer)

     Total of all 5% or Greater Shareholders                  7,338,600           52.9%

ITEM 13.  Certain Relationships and Related Transactions.

         During the year ended May 31, 1999 no officer, director, nominee for election as a director, or associate of such officer, director or nominee is, or was, in debt to the Company or engaged in any other transactions, with the Company.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - May 31, 1999, 1998 and 1997.

         Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fourth quarter of fiscal year ending May 31, 1999. The Company filed a Form 8-K on March 10, 1998 which reported: Item I: change in control of the Company; Item 6: Registration and appointment of Directors; Item 9; Sales of equity securities pursuant to Registration S.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DELSECUR CORPORATION.

Date: September 29,1999          By:     Pierre de Lanauze
                                 Pierre de Lanauze, President, Chairman of the
                                 Board and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  September 29, 1999        By:    Pierre de Lanauze
                                 Pierre de Lanauze, President, Chairman
                                 of the Board and Director

Date: September 29, 1999         By:    Suzanne de Lanauze
                                 Suzanne de Lanauze,
                                 Secretary/Treasurer and Director

Date:  September 29, 1999        By:    Marc Descheneaux
                                 Marc Descheneaux
                                 Executive Vice President, Director

July 22, 1999




INDEPENDENT AUDITORS' REPORT




To the Stockholders of
delSECUR Corporation and Subsidiary
(development stage enterprises)

We have audited the consolidated balance sheets of delSECUR Corporation and Subsidiary (development stage enterprises) as at May 31, 1999 and 1998 and the consolidated statements of loss, deficit and cash flows for each of the years in the three-year period ended May 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at May 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 1999 in accordance with generally accepted accounting principles in the United States of America.





PriceWaterhouseCoopers LLP
Chartered Accountants
delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)


CONSOLIDATED BALANCE SHEETS
(expressed in Canadian dollars)


                                                                                         May 31
                                                                                1998              1999
                                                                          ---------------    ---------------
Assets
Current assets
    Cash                                                                  $         3,197    $        14,473
    Sales taxes receivable                                                        132,653             35,508
    Prepaid expenses                                                                6,820             30,858
    Advances to a common control company,                                         137,649            170,736
        without interest (Note 3)
    Advances to a director, without interest                                      387,107            357,420
                                                                          ---------------    ---------------
                                                                                  667,426            608,995
Property and equipment (Note 4)                                                   178,494            168,423
License (Note 5)                                                                        1                  1
                                                                          ---------------    ---------------

                                                                          $       845,921    $       777,419
                                                                          ===============    ===============

Liabilities
Current liabilities
    Trade accounts payable                                                $        94,618    $       311,929
    Accrued liabilities                                                            98,200             34,927
    Advances from a common control company,
        without interest                                                          146,207            189,877
    Due to a director                                                           1,413,300          1,474,000
    Demand loans, bearing interest at monthly rate varying
        from 0.5% to 1%                                                           265,123            247,987
                                                                          ---------------    ---------------
                                                                                2,017,448          2,258,720
Deferred credit                                                                         -              6,900

Commitments and contingencies (Notes 10 and 11)

Stockholders' Deficit
Common stock, $0.001 par value
    Authorized 100,000,000 shares
    Issued and outstanding (Note 6)
        13,848,300 shares                                                          19,715             19,715
Additional paid-up capital (Note 7)                                               695,602          1,653,883

Deficit accumulated during the development stage                               (1,886,844)        (3,161,799)
                                                                          ---------------    ---------------
                                                                               (1,171,527)        (1,488,201)
                                                                          ---------------    ---------------

                                                                          $       845,921    $       777,419
                                                                          ===============    ===============


Approved by the Board                  Director                    Director
delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)


CONSOLIDATED STATEMENTS OF LOSS
(expressed in Canadian dollars)




                                                                                                From date of
                                                                                                inception to
                                                         Year ended May 31                         May 31
                                            1997               1998              1999               1999
                                     ---------------    ---------------    ---------------    ---------------
Revenue
    Interest                         $             -    $             -    $             -    $         5,000
    Management income                              -                  -                  -              3,000
                                     ---------------    ---------------    ---------------    ---------------
                                                   -                  -                  -              8,000

Expenses
    Depreciation                              21,129             68,817             60,671            150,618
    Interest expense                               -             20,132             22,150             47,326
    Research and development                 135,348             99,978            242,130            477,456
    General and administrative
        expenses                             665,742            832,206            950,004          2,451,133
                                     ---------------    ---------------    ---------------    ---------------
                                             822,219          1,021,133          1,274,955          3,126,533
                                     ---------------    ---------------    ---------------    ---------------

Net loss                             $      (822,219)   $    (1,021,133)   $    (1,274,955)   $    (3,118,533)
                                     ===============    ===============    ===============    ===============

Net loss per weighted
       average share                 $         (0.82)   $         (0.24)   $         (0.09)
                                     ===============    ===============    ===============

Weighted average number of
    common shares used to compute
    net loss per weighted average
    share                                  1,000,000          4,212,075         13,848,300
                                     ===============    ===============    ===============


delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)


CONSOLIDATED STATEMENTS OF DEFICIT
(expressed in Canadian dollars)




                                                                                                From date of
                                                                                                inception to
                                                       Year ended May 31                           May 31
                                          1997               1998                1999               1999
                                     ---------------    ---------------    ---------------    ---------------
Deficit accumulated during
    the development stage,
    beginning of year                $          (226)   $      (822,445)   $    (1,886,844)   $             -

Net loss                                    (822,219)        (1,021,133)        (1,274,955)        (3,118,533)

Amount from additional
    paid-up capital (Note 7)                       -            (43,266)                 -            (43,266)
                                     ---------------    ---------------    ---------------    ---------------

Deficit accumulated during
    the development stage,
    end of year                      $      (822,445)   $    (1,886,844)   $    (3,161,799)   $    (3,161,799)
                                     ===============    ===============    ===============    ===============

delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)


CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in Canadian dollars)




                                                                                                From date of
                                                                                                inception to
                                                          Year ended May 31                         May 31
                                                1997            1998              1999              1999
                                     ---------------    ---------------    ---------------    ---------------
Operating activities
   Net loss                          $      (822,219)   $    (1,021,133)   $    (1,274,955)   $    (3,118,533)
   Adjustments to reconcile loss to
     net cash provided by operating
     activities
       Depreciation of property and           21,129             68,817             60,671            150,617
         equipment
       Provision on common control           290,402                  -                  -            290,402
         company advances
       Loss on foreign exchange                    -                  -             60,700             60,700
         fluctuation
       Amortization of deferred
         credit                                    -                  -               (766)              (766)
       Free rent                                   -                  -              7,666              7,666
       Changes in
         Sales taxes receivable              (71,731)           (60,922)            97,145            (35,508)
         Prepaid expenses                    (62,020)            55,200            (24,038)           (30,858)
         Advances to a common
           control company                  (466,332)            91,073            (33,087)          (461,138)
         Director loan                       (17,381)          (369,726)            29,687           (357,420)
         Trade accounts payable               43,585             51,033            217,311            311,929
         Accrued liabilities                  14,747             80,453            (63,273)            34,927
         Advances from a common
         control company                     101,912             44,295             43,670            189,877
                                     ---------------    ---------------    ---------------    ---------------
                                            (967,908)        (1,060,910)          (879,269)        (2,958,105)

Financing activities
   Loan                                      239,350            124,000            188,500            601,850
   Repayment of loan                         (50,000)           (98,227)          (205,636)          (353,863)
   Loan from a director                    1,000,000          1,085,250                  -          2,085,250
   Contribution from a director                    -                  -            958,281            958,281
   Share issues                                    -                  -                  -                100
                                     ---------------    ---------------    ---------------    ---------------
                                           1,189,350          1,111,023            941,145          3,291,618

Investing activities
   Additions to property and
     equipment                              (140,863)          (127,577)           (50,600)          (319,040)
                                     ---------------    ---------------    ---------------    ---------------

Increase (decrease) in cash during
   the year                                   80,579            (77,464)            11,276             14,473
Cash, beginning of year                           82             80,661              3,197                  -
                                     ---------------    ---------------    ---------------    ---------------

Cash, end of year                    $        80,661    $         3,197    $        14,473    $        14,473
                                     ===============    ===============    ===============    ===============


delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)


CONSOLIDATED STATEMENTS OF CASH FLOWS ...continued
(expressed in Canadian dollars)




                                                                                                From date of
                                                                                                inception to
                                                     Year ended May 31,                            May 31
                                            1997              1998              1999                1999
                                     ---------------    ---------------    ---------------    ---------------
Non-cash financing and investing
   activities
     Repayment of a loan to a
       shareholder (Note 7)          $             -    $    (2,085,250)   $             -    $    (2,085,250)
                                     ---------------    ---------------    ---------------    ---------------

     Acquisition of license (Note 5) $             -    $    (1,413,299)   $             -    $    (1,413,299)
                                     ---------------    ---------------    ---------------    ---------------

Supplemental cash flow information
    Cash paid for interest           $             -    $         8,200    $        22,150    $        30,350
                                     ---------------    ---------------    ---------------    ---------------

delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-year period ended May 31, 1999
(expressed in Canadian dollars)


1       Incorporation and nature of operations

        delSECUR Corporation, a development stage enterprise, was incorporated under the laws of the State of Utah on February 6, 1986 and subsequently incorporated under the laws of the State of Nevada on December 31, 1993 under the name of Grandeur Inc. Effective May 28, 1999, the company legally changed its name to delSECUR Corporation. Through its subsidiary, DELSECUR Inc., it is involved in the research, development and commercialization of the "DEL ID" project.

        Pursuant to an agreement made and entered into on February 25, 1998, delSECUR Corporation (the "company") issued and delivered on February 26, 1998 12,848,300 shares of its common stock bearing a restrictive legend to DELSECUR Inc., formerly known as 3127575 Canada Inc., a Canadian corporation, in exchange of which issuance it acquired all of the outstanding shares of DELSECUR Inc.

        For accounting purposes, the transaction is treated as an issuance of shares by DELSECUR Inc. for the net monetary assets of the company (nil at February 26, 1998), accompanied by a recapitalization.

        The historical financial statements prior to February 28, 1998 are those of DELSECUR Inc.

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

        Earnings (loss) per share
        Earnings or loss per common  share is computed by dividing  net earnings
        (loss) by the weighted average common shares outstanding during each year.

        Property and equipment and depreciation
        Property and equipment are recorded at cost. Depreciation is calculated using the declining balance method at a rate of 30% for computer equipment and 20% for office equipment.

        The carrying value of the property and equipment is evaluated whenever significant events or changes occur that might indicate an impairment through comparison of the carrying value to the net recoverable amount.

delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...continued
For the three-year period ended May 31, 1999
(expressed in Canadian dollars)




2       Significant accounting policies ...continued

        Research and development costs
        Research   costs,   which  include  all  costs   incurred  to  establish
        technological   feasibility,   and  development  costs  are  charged  to
        operations in the year in which they are incurred.

        License
        The license is recorded at its carrying value.

        Income taxes
        The company uses the assets and liabilities approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the change occurs.

        Use of estimates
        The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgements of management with consideration given to materiality. Actual results could differ from those estimates.

        Fair value of financial instruments
        Due to their short-term maturity, the carrying values of certain financial instruments were assumed to approximate their fair values. The financial instruments include: sales taxes receivable, advances to a common control company and director loan included in current assets, trade accounts payable, accrued liabilities, advances from a common control company, due to a director and demand loans included in current liabilities.

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

        Translation of foreign currencies
        Monetary assets and liabilities are translated at the year-end exchange rate. Any gain or loss due to exchange fluctuation is charged to the statement of loss.

delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...continued
For the three-year period ended May 31, 1999
(expressed in Canadian dollars)




3        Advances to a common control company

                                                                    1998              1999
                                                             ---------------    ---------------
        Balance, beginning of year                           $       519,124    $       428,051
        Payments net of charges (charges net of payments)            (91,073)            33,087
                                                             ---------------    ---------------
                                                                     428,051            461,138
           Provision on common control company advances             (290,402)          (290,402)
                                                             ---------------    ---------------

        Balance, end of year                                 $       137,649    $       170,736
                                                             ===============    ===============


4        Property and equipment

                                                            1999
                                                         Accumulated        Net book
                                         Cost           depreciation         value
                                    ---------------   ----------------   ---------------
        Computer equipment          $       293,091   $        147,231   $       145,860
        Office equipment                     25,949              3,386            22,563
                                    ---------------   ----------------   ---------------

                                    $       319,040   $        150,617   $       168,423
                                    ===============   ================   ===============

                                                            1998
                                                         Accumulated        Net book
                                          Cost          depreciation         value
                                    ---------------   ----------------   ---------------
        Computer equipment          $       268,440   $         89,946   $       178,494
                                    ===============   ================   ===============


5        License

        On November 12, 1997, the principal stockholder of the company and owner of an invention consisting of an apparatus and method, including related software, for scanning and storing an optical representation of a finger's capillary lines entered into an agreement with the company whereby he granted to the company the exclusive right to commercialize the invention which shall include, among other things, manufacturing and marketing the invention under the terms and conditions contained therein for the consideration of US$1,000,000 (CDN$1,474,000) as at May 31, 1999.

        This transaction was measured at its carrying value of $1. The excess of the consideration payable over the carrying value at the date of the transaction was recorded against additional paid-up capital and deficit.

delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...continued
For the three-year period ended May 31, 1999
(expressed in Canadian dollars)




6        Common stock


                                       1997                 1998                  1999         From date of inception
                                                                                                  to May 31, 1999
                                 Number       $       Number       $        Number       $       Number        $
                               -----------  --------  ----------  --------  ----------  --------  ----------  --------
       Balance at
         beginning of year       1,000,000  $  1,424   1,000,000  $  1,424  13,848,300  $ 19,715           -  $      -
       Issuances of
         common stock
           February 6, 1986              -         -           -         -           -         -   1,000,000     1,424
           February 26, 1998
               (Note 1)                  -         -  12,848,300    18,291           -         -  12,848,300    18,291
                               -----------  --------  ----------  --------  ----------  --------  ----------  --------

                                 1,000,000  $  1,424  13,848,300  $ 19,715  13,848,300  $ 19,715  13,848,300  $ 19,715
                               ===========  ========  ==========  ========  ==========  ========  ==========  ========


7      Additional paid-up capital

                                                                                             From date of
                                                                                             inception to
                                             1997           1998             1999            May 31, 1999
                                          ----------   --------------    --------------    ----------------
       Balance, beginning of year         $   (1,324)  $       (1,324)   $      695,602    $              -
       Issuance of capital at
           inception                               -                -                 -              (1,324)
       Add: Loans forgiven                         -        2,085,250                 -           2,085,250
       Add: Contribution from a
         director                                  -                -           958,281             958,281
       Deduct: License (Note 5)                    -       (1,413,299)                -          (1,413,299)
                                          ----------   --------------    --------------    ----------------
                                              (1,324)         670,627         1,653,883           1,628,908

           Amount transferred to deficit           -           43,266                 -              43,266
           Recapitalization on
           February 26, 1998 (Note 1)              -          (18,291)                -             (18,291)
                                          ----------   --------------    --------------    ----------------

           Balance, end of year           $   (1,324)  $      695,602    $    1,653,883    $      1,653,883
                                          ==========   ==============    ==============    ================

delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...continued
For the three-year period ended May 31, 1999
(expressed in Canadian dollars)




8      Income tax

        The company has accumulated losses for income tax purposes totalling approximately $2,329,800 and research and development expenses totalling approximately $240,700. The company recognized a deferred tax asset of $885,300 related to these items. In addition, the company created a valuation allowance equal to this deferred tax asset to bring down its value to nil. The undeducted research and development expenses can be carried forward indefinitely. The non-capital loss can be deducted from future years' taxable income and expires as follows:

                                         Tax loss
                                    ------------------
        2003                        $              200
        2004                        $          408,000
        2005                        $          849,700
        2006                        $        1,071,900
                                    ------------------

9      Related party transactions

        During the three-year period, the company made some transactions with two companies owned by the principal stockholder.

                                                1997              1998              1999
                                          --------------    --------------    --------------
        Expenses                          $      458,300    $      168,858    $       77,850
        Acquisition of capital assets     $            -    $            -    $       40,855
                                          --------------    --------------    --------------


        The expenses occurred in the normal course of the company's activities and are measured at fair value, which represents the exchange value.

        The capital assets were acquired from corporations under common control at a cost equal to the net book value of the vendor.

10     Contingency

        An application was filed by three minority shareholders of Delsynchro Inc., a common control company, which requested the Court to declare Delsynchro owner of the invention known as "DEL ID" and the related rights and consequently that:

                (a) the licence agreement related to the DEL ID invention signed in November 1997 between Delsecur Inc. and delSECUR Corporation be considered to be signed between Delsynchro Inc. and delSECUR Corporation;

delSECUR CORPORATION AND SUBSIDIARY (Note 1)
(development stage enterprises)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...continued
For the three-year period ended May 31, 1999
(expressed in Canadian dollars)




10      Contingency ...continued

           (b) the exchange of shares on February 25, 1998 whereby delSECUR Corporation issued 9,854,609 of its shares to shareholders of Delsecur Inc. in exchange for the acquisition by delSECUR Corporation of all the issued shares of Delsecur Inc. should be amended so that the 9,854,609 shares of delSECUR Corporation will be issued to the shareholders of Delsynchro Inc., a common control company, in exchange for the acquisition by delSECUR Corporation of all the issued shares of Delsynchro Inc.

        Management believes that the resolution of the litigations in which Delsynchro Inc. is involved would not have a material adverse effect on the financial condition or results of operations of the company.

11     Contractual obligations

        The company has signed a rental contract whereby it must pay a base rent as well as additional fees. The contract expires in November 2003.

        The base rent for the next five years is as follows:


        2000                           $21,444
        2001                           $21,444
        2002                           $21,444
        2003                           $21,444
        2004                           $10,722

12      Uncertainty due to the Year 2000 Issue

        The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

13      Comparative figures

        Certain of the 1997 and 1998 comparative figures have been reclassified to conform with the financial statement presentation adopted for the current year.