Form 10QSB
period 1999-08-31
DELSECUR CORP
filed 1999-10-14
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1999

              [ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to ___________

         Commission file number 33-55254-15

                              delSECUR Corporation
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                  Outstanding as of August 31, 1999
-----------------------         ---------------------------------
$.001 PAR VALUE CLASS A                  13,995,300 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         The accompanying unaudited financial statements (pages F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended August 31, 1999 are not necessarily indicative of the results that can be expected for the year ending May 31, 2000.

ITEM 2.  Management's Plan of Operation.

         Pursuant to an Agreement made and entered into on February 25th 1998 the Company issued and delivered on February 26, 1998, 12,848,300 shares of its Common Stock bearing a restrictive legend to 3127575 Canada Inc. (now delSECUR Inc.), a Canadian Corporation, in exchange for which issuance, it acquired all of the outstanding shares of 3127575 Canada Inc. Through 3127575 Canada Inc., the Company has become the exclusive licensee of the del-ID technology for personal identification by means of electronic scanning of finger characteristics. 3127575 Canada Inc., obtained these exclusive rights by the Exclusive License Agreement dated November 12, 1997 between it and Pierre de Lanauze, inventor of the del-ID technology.

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

         As  of  August  31,  1999,  the  Company's   balance  sheet  showed  an
accumulated deficit of $4,054,008, an increase of $892,209 during the first quarter. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the 2000 fiscal year. No financing involving the issuance of additional shares is presently contemplated.

         The Company had a net loss of $892,209 for the three months ended August 31, 1999 compared with a loss of $282,051 for the same period for the prior year. The main increase from 1998 was approximately $479,000 spent for promotion. About $716,000 of expenses were paid by issuing 147,000 shares of common stock.

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

         The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems many recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                     delSECUR Corporation


Date:  October 14, 1999              By:
                                     Pierre de Lanauze, President,
                                     Chairman of the Board and Director
                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                        August 31,                   May 31,
                                                                           1999                       1999
                                                                  ----------------------     --------------------
ASSETS                                                                  (Unaudited)                 (Audited)
     CURRENT ASSETS
         Cash                                                     $                9,941     $             14,473
         Sales taxes receivable                                                   35,006                   35,508
         Prepaid expenses                                                         43,750                   30,858
         Receivable-related party                                                187,736                  170,736
         Receivable - officer                                                    160,562                  357,420
                                                                  ----------------------     --------------------

                                      TOTAL CURRENT ASSETS                       436,995                  608,995

OTHER ASSETS
     Property and equipment                                                      160,001                  168,423
     License from related party                                                        1                        1
                                                                  ----------------------     --------------------
                                                                                 160,002                  168,424
                                                                  ----------------------     --------------------

                                                                  $              596,997     $            777,419
                                                                  ======================     ====================

LIABILITIES & DEFICIT
     CURRENT LIABILITIES
         Accounts payable                                         $              270,032     $            311,929
         Accrued liabilities                                                      34,820                   34,927
         Payable-related party                                                   189,877                  189,877
         Payable - officer                                                     1,492,500                1,474,000
         Loans payable                                                           237,987                  247,987
                                                                  ----------------------     --------------------

                                 TOTAL CURRENT LIABILITIES                     2,225,216                2,258,720

         Deferred credit                                                           6,516                    6,900

     STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding 13,995,300
              shares (13,848,300 at May 31, 1999)                                 19,862                   19,715
         Additional paid-in capital                                            2,399,411                1,653,883
         Deficit accumulated during the
           development stage                                                  (4,054,008)              (3,161,799)
                                                                  ----------------------     --------------------

                               TOTAL STOCKHOLDERS' DEFICIT                    (1,634,735)              (1,488,201)
                                                                  ----------------------     --------------------

                                                                  $              596,997     $            777,419
                                                                  ======================     ====================

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                             Three Months Ended                From Date of
                                                                 August 31,                    inception to
                                                          1999                1998            August 31, 1999
                                                   ------------------  -----------------  -----------------------
Net sales                                          $                0  $               0  $                     0
Cost of sales                                                       0                  0                        0
                                                   ------------------  -----------------  -----------------------

                                     GROSS PROFIT                   0                  0                        0

Other income                                                        0                  0                    8,000

Depreciation and amortization                                   8,422             13,704                  159,039
Interest expense                                                5,850              3,000                   53,176
Research and development                                       29,517             45,562                  506,973
General and administrative expenses                           848,420            219,785                3,299,554
                                                   ------------------  -----------------  -----------------------
                                                              892,209            282,051                4,018,742
                                                   ------------------  -----------------  -----------------------

                                         NET LOSS  $         (892,209) $        (282,051) $            (4,010,742)
                                                   ==================  =================  =======================
Net income (loss) per weighted
   average share                                   $             (.06) $            (.02)
                                                   ==================  =================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                       13,995,300         13,848,300
                                                   ==================  =================


                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                                                      From Date of
                                                                  Three Months Ended August 31,       inception to
                                                                     1999              1998          August 31, 1999
                                                               ---------------    ---------------  ------------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (892,209)   $      (282,051) $       (4,010,742)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation                                                      8,422             13,704             159,039
       Amortization of deferred credit                                    (384)                 0              (1,150)
       Free rent                                                             0                  0               7,666
       Stock issued for services                                       716,675                  0             716,675
       Related party advances                                                0                  0             290,402
       Foreign exchange fluctuation                                     18,500                  0              79,200
       Changes in assets and liabilities:
         Sales tax receivable                                              502             (9,668)            (35,006)
         Prepaid expenses                                              (12,892)            (5,636)            (43,750)
         Officer loan                                                  196,858            (11,053)           (160,562)
         Receivable - related party                                    (17,000)           (14,856)           (478,138)
         Accounts payable                                              (41,897)            36,536             270,032
         Accrued liabilities                                              (107)            33,950              34,820
         Payable - related party                                             0             22,487             189,877
                                                               ---------------    ---------------  ------------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES           (23,532)          (216,587)         (2,981,637)

INVESTING ACTIVITIES
  Purchase of property & equipment                                           0             (9,496)           (319,040)
                                                               ---------------    ---------------  ------------------
                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0             (9,496)           (319,040)

FINANCING ACTIVITIES
  Loan                                                                       0                  0             601,850
  Repayment of loan                                                    (10,000)                 0            (363,863)
  Loan from director                                                         0                  0           2,085,250
  Stock sold                                                                 0                  0                 100
  Contribution to paid-in capital by director                           29,000            247,539             987,281
                                                               ---------------    ---------------  ------------------
                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES            19,000            247,539           3,310,618
                                                               ---------------    ---------------  ------------------

                                 INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS            (4,532)            21,456               9,941

Cash and cash equivalents at beginning of year                          14,473              3,197                   0
                                                               ---------------    ---------------  ------------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $         9,941    $        24,653  $            9,941
                                                               ===============    ===============  ==================

Cash paid for interest                                         $         5,850    $         1,500  $           36,200
                                                               ===============    ===============  ==================

During 1999, the Company issued 147,000 shares of common stock for services of $716,675.