Form 10QSB
period 1999-11-30
DELSECUR CORP
filed 2000-01-14
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended November 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                    Outstanding as of November 30, 1999
-------------------------         -----------------------------------
$.001 PAR VALUE CLASS A                      14,243,411 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         The accompanying unaudited financial statements (pages F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended November 30, 1999 are not necessarily indicative of the results that can be expected for the year ending May 31, 2000.

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

         As of November 30, 1999, the Company's balance sheet showed an accumulated deficit of $4,756,398, an increase of $1,594,599 during the six months. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the 2000 fiscal year. No financing involving the issuance of additional shares is presently contemplated.

         The Company had a net loss of $1,594,599 for the six months ended November 30, 1999 compared with a loss of $664,416 for the same period for the prior year. The main increase from 1998 was approximately $947,000 spent for promotion. About $983,000 of expenses were paid by issuing 204,000 shares of common stock.

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

                                   delSECUR Corporation


Date:  January 14, 2000            By:
                                       Pierre de Lanauze, President,
                                       Chairman of the Board and Director
                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                       November 30,                  May 31,
                                                                           1999                       1999
                                                                  ----------------------     --------------------
ASSETS                                                                  (Unaudited)                 (Audited)
     CURRENT ASSETS
         Cash                                                     $              275,769     $             14,473
         Sales taxes receivable                                                   69,859                   35,508
         Prepaid expenses                                                         20,524                   30,858
         Receivable-related party                                                208,085                  170,736
         Receivable - officer                                                          0                  357,420
                                                                  ----------------------     --------------------

                                      TOTAL CURRENT ASSETS                       574,237                  608,995

OTHER ASSETS
     Property and equipment                                                      151,580                  168,423
     License from related party                                                        1                        1
                                                                  ----------------------     --------------------
                                                                                 151,581                  168,424
                                                                  ----------------------     --------------------

                                                                  $              725,818     $            777,419
                                                                  ======================     ====================

LIABILITIES & DEFICIT
     CURRENT LIABILITIES
         Accounts payable                                         $              113,502     $            311,929
         Accrued liabilities                                                      33,915                   34,927
         Payable-related party                                                   181,806                  189,877
         Payable - officer                                                     1,472,800                1,474,000
         Payable - director                                                       90,136                        0
         Loans payable                                                           235,000                  247,987
                                                                  ----------------------     --------------------

                                 TOTAL CURRENT LIABILITIES                     2,127,159                2,258,720

         Deferred credit                                                           6,133                    6,900

     STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding 14,243,411
              shares (13,848,300 at May 31, 1999)                                 20,110                   19,715
         Additional paid-in capital                                            3,328,814                1,653,883
         Deficit accumulated during the
           development stage                                                  (4,756,398)              (3,161,799)
                                                                  ----------------------     --------------------

                               TOTAL STOCKHOLDERS' DEFICIT                    (1,407,474)              (1,488,201)
                                                                  ----------------------     --------------------

                                                                  $              725,818     $            777,419
                                                                  ======================     ====================

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Three Months Ended                  Six Months Ended            From Date of
                                                       November 30,                       November 30,              inception to
                                                  1999              1998             1999              1998           11/30/99
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0                0                 0                0                 0

Other income                                               0                0                 0                0             8,000

Depreciation and amortization                          8,421           13,861            16,843           27,565           167,460
Interest expense                                       2,863            5,000             8,713            8,000            56,039
Research and development                              59,071          182,735            88,588          228,297           566,044
General and administrative expenses                  632,035          180,769         1,480,455          400,554         3,931,589
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                                                     702,390          382,365         1,594,599          664,416         4,721,132
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $       (702,390) $      (382,365)  $    (1,594,599) $      (664,416)  $    (4,713,132)
                                            ================  ===============   ===============  ===============   ===============
Net income (loss) per weighted
   average share                            $           (.05) $          (.03)  $          (.11) $          (.05)
                                            ================  ===============   ===============  ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              14,243,411       13,848,300        14,243,411       13,848,300
                                            ================  ===============   ===============  ===============

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                        Six Months Ended              From Date of
                                                                          November 30,                inception to
                                                                     1999              1998             11/30/99
                                                               ---------------    ---------------  ------------------
OPERATING ACTIVITIES
  Net (loss)                                                   $    (1,594,599)   $      (664,416) $       (4,713,132)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation                                                     16,843             27,565             167,460
       Amortization of deferred credit                                    (767)                 0              (1,533)
       Free rent                                                             0                  0               7,666
       Stock issued for services                                       983,431                  0             983,431
       Related party advances                                                0                  0             290,402
       Foreign exchange fluctuation                                     (1,200)                 0              59,500
       Changes in assets and liabilities:
         Sales tax receivable                                          (34,351)             6,856             (69,859)
         Prepaid expenses                                               10,334            (18,836)            (20,524)
         Officer loan                                                  357,420              6,257                   0
         Receivable - related party                                    (37,349)             5,787            (498,487)
         Accounts payable                                             (198,427)           265,919             113,502
         Accrued liabilities                                            (1,012)           (14,933)             33,915
         Payable - related party                                        (8,071)            62,218             181,806
         Payable - director                                             90,136                  0              90,136
                                                               ---------------    ---------------  ------------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES          (417,612)          (323,583)         (3,375,717)

INVESTING ACTIVITIES
  Purchase of property & equipment                                           0            (50,351)           (319,040)
                                                               ---------------    ---------------  ------------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0            (50,351)           (319,040)

FINANCING ACTIVITIES
  Loan                                                                       0            143,500             601,850
  Repayment of loan                                                    (12,987)          (140,000)           (366,850)
  Loan from director                                                         0                  0           2,085,250
  Stock sold                                                           662,895                  0             662,995
  Increase in bank overdraft                                                 0             18,202                   0
  Contribution to paid-in capital by director                           29,000            349,035             987,281
                                                               ---------------    ---------------  ------------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           678,908            370,737           3,970,526
                                                               ---------------    ---------------  ------------------

                                 INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS           261,296             (3,197)            275,769

Cash and cash equivalents at beginning of year                          14,473              3,197                   0
                                                               ---------------    ---------------  ------------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $       275,769    $             0  $          275,769
                                                               ===============    ===============  ==================

Cash paid for interest                                         $        11,700    $         6,500  $           42,050
                                                               ===============    ===============  ==================

During 1999, the Company issued 204,000 shares of common stock for services of $983,431.