Form 10QSB
period 2000-02-29
DELSECUR CORP
filed 2000-04-19
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended February 29, 2000
                                        -----------------

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _________ to ___________

         Commission file number 33-55254-15
                                -----------

                              delSECUR Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         NEVADA                                  87-0438451
------------------------------------           ------------
(State or Other Jurisdiction of                (IRS Employer
Incorporation or Organization)                 Identification No.)


1801 McGill College, Suite 1330,
Montreal, Quebec Canada                                     H3A 2N4
(Address of Principal Executive Offices)                  (Zip Code)


(Issuer's Telephone Number, Including Area Code) (514) 282-9000
                                                ---------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                  Outstanding as of February 29, 2000
-----------------------         -----------------------------------
$.001 PAR VALUE CLASS A                   14,243,411 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         The accompanying unaudited financial statements (pages F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature.
Operating results for the nine months ended February 29, 2000 are not necessarily indicative of the results that can be expected for the year ending May 31, 2000.

ITEM 2.  Management's Plan of Operation.

         Pursuant to an Agreement made and entered into on February 25th 1998 the Company issued and delivered on February 26, 1998, 12,848,300 shares of its Common Stock, in exchange for which issuance, it acquired all of the outstanding shares of 3127575 Canada Inc. (now delSECUR inc. since January 20, 1999).
Through delSECUR inc., the Company has become the exclusive licensee of the del-ID(R) technology for personal authentication by means of electronic scanning of finger characteristics. delSECUR inc., obtained these exclusive rights by the Exclusive License Agreement dated November 12, 1997 between it and Pierre de Lanauze, inventor of the del-ID(R) technology.

         The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. Also, because the 12,848,300 shares were issued solely to non-U.S. persons, the transaction qualified for exemption under Rules 901 et seq. of Regulation S.

         The del-ID(R) technology permits precise and positive authentication of the identity of any living individual and is applicable to a wide range of transactions where authentication of the individual is necessary to eliminate fraud and other improper use of services. The del- ID(R) system collects biological data from the finger image of the individual and transfers the image to a unique electronic signature called the "del-gram". The "del-gram" is not a digitized bitmap image of the finger, but a synthesized subset of biological data sufficient to authentify the individual. More than authentication, the del-ID(R) system is offering privacy and unhackability.

         Patent protection, file number 08/370,979, is currently pending for the del-ID(R) system in the United States. As at February 23, 2000, the Company received written confirmation from its Patent & Trade Mark agents, that the application is in good standing. The International Preliminary Examination Report was issued in accordance with the Patent

Cooperation Treaty application (PCT) that included 82 countries. The Examiner has recognized and acknowledged the inventive step, the novelty and the industrial applicability by accepting all of the 11 claims represented by the technology.

         In April 1998, delSECUR inc. signed an agreement with the "Centre de Recherche en Informatique de Montreal (CRIM)" for a scientific evaluation of the technology. The evaluation holds two topics. The primary one covers theoretical and accurate applications. The primary topic analysis has been done by the CRIM in collaboration with a major American University. The CRIM having the knowledges, mainly for software aspects than hardware, it was decided to give the technical aspects of the del-ID(R) to C-MAC Electronic Systems Inc. in Winnipeg. Their mandate was to revise the feasability of the Engineering Models to be implemented on different dedicated applications. C-MAC Technologies Inc. confirmed that the existing del-ID(R) prototypes demonstrates that the Proof of Concept works using common discrete analog and integrated digital IC's. The first del-ID(R) devices shall go under production in the near future. Those del-ID(R) devices will be implemented for dedicated applications with leading corporations. The secondary covers the implementation of a study in a controlled laboratory environment.

         Moreover, culminating several months of discussions with various agencies and senior levels of the United States Government, the Company is involved with National Security Agency who has signed a Confidential Agreement. The signing of the agreement will permit delSECUR inc. to disclose its core del-ID(R) technology to NSA for testing and evaluation as a national and international means of protection against computer hacking. They have to make recommendations to the US Federal Government. The signing of this Confidentiality Agreement confirmed the uniqueness and innovative aspects of the del-ID(R) technology, as mentioned on the Press Release issued on April 5th, 2000.

         Commercial applications of the del-ID(R) technology are numerous and include access to the information highway/internet, identification of employees working from a home office and requiring access to certain databases or informations, health cards, social insurance cards, drivers' licenses, passport control encryptions and access to confidential files, control of payment by debit or credit payment systems such as credit cards, smartcards, authentication of oral telephone ordering, access control to sensitive areas, hotel room access, cellular and digital telephone controls, automobile entry and protection, census and election control, door locks, vault locks, residential alarm system controls, timesheet management, student file management and many others.

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

         The Company will not manufacture its devices. This will tend to minimize the capital requirements of the Company, its principal activities being limited to marketing the del-ID(R) system to manufacturers and/or users internationally. Anticipated sources of revenue are license fees payable by government agencies and corporate entities for the right to manufacture, use or sell cards and card readers incorporating the del-ID(R) system, as well as royalty payments by such entities for each card and reader employed in a del-ID(R) system.

         As of February 29, 2000, the Company's balance sheet showed an accumulated deficit of $4,964,196, an increase of $1,802,397 during the nine months. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the 2000 fiscal year.

         The Company had a net loss of $1,802,397 for the nine months ended February 29, 2000 compared with a loss of $868,978 for the same period for the prior year. The main increase from 1999 was approximately $955,000 spent for promotion. About $983,000 of expenses were paid by issuing 204,000 shares of common stock.

         The Company will continue to seek marketing opportunities for product licensing with governmental agencies and corporate entities on a world-wide basis.

         As the Company will be engaged in securing licensing contracts for use of its existing del-ID(R) technology, no significant expansion of the physical plant, equipment or number of employees is foreseen for the period of the next twelve months.

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

                                       delSECUR Corporation


Date:    April 18, 2000                By:
     -----------------
                                          Pierre de Lanauze, President,
                                          Chairman of the Board and Director
                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                       February 29,                  May 31,
                                                                           2000                       1999
                                                                  ----------------------     --------------------
ASSETS                                                                  (Unaudited)                 (Audited)
     CURRENT ASSETS
         Cash                                                     $               26,425     $             14,473
         Sales taxes receivable                                                   22,805                   35,508
         Prepaid expenses                                                         29,774                   30,858
         Receivable-related party                                                205,117                  170,736
         Receivable - officer                                                          0                  357,420
                                                                  ----------------------     --------------------

                                      TOTAL CURRENT ASSETS                       284,121                  608,995

OTHER ASSETS
     Property and equipment                                                      142,615                  168,423
     License from related party                                                        1                        1
                                                                  ----------------------     --------------------
                                                                                 142,616                  168,424
                                                                  ----------------------     --------------------

                                                                  $              426,737     $            777,419
                                                                  ======================     ====================

LIABILITIES & DEFICIT
     CURRENT LIABILITIES
         Accounts payable                                         $               91,976     $            311,929
         Accrued liabilities                                                      34,780                   34,927
         Payable-related party                                                   181,806                  189,877
         Payable - officer                                                     1,449,600                1,474,000
         Payable - director                                                       53,097                        0
         Loans payable                                                           225,000                  247,987
                                                                  ----------------------     --------------------

                                 TOTAL CURRENT LIABILITIES                     2,036,259                2,258,720

         Deferred credit                                                           5,750                    6,900

     STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding 14,243,411
              shares (13,848,300 at May 31, 1999)                                 20,110                   19,715
         Additional paid-in capital                                            3,328,814                1,653,883
         Deficit accumulated during the
           development stage                                                  (4,964,196)              (3,161,799)
                                                                  ----------------------     --------------------

                               TOTAL STOCKHOLDERS' DEFICIT                    (1,615,272)              (1,488,201)
                                                                  ----------------------     --------------------

                                                                  $              426,737     $            777,419
                                                                  ======================     ====================

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Three Months Ended                  Nine Months Ended           From Date of
                                                       February 29,                       February 29,              inception to
                                                  2000              1999             2000              1999           02/29/00
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0                0                 0                0                 0

Other income                                               0                0                 0                0             8,000

Depreciation and amortization                         19,968           16,534            36,811           44,099           187,428
Interest expense                                       9,750            9,200            18,463           17,200            65,789
Research and development                              10,257           26,931            98,845          255,228           576,301
General and administrative expenses                  167,823          151,897         1,648,278          552,451         4,099,412
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                                                     207,798          204,562         1,802,397          868,978         4,928,930
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $       (207,798) $      (204,562)  $    (1,802,397) $      (868,978)  $    (4,920,930)
                                            ================  ===============   ===============  ===============   ===============
Net income (loss) per weighted
   average share                            $           (.01) $          (.01)  $          (.13) $          (.06)
                                            ================  ===============   ===============  ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              14,243,411       13,848,300        14,243,411       13,848,300
                                            ================  ===============   ===============  ===============

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                        Nine Months Ended             From Date of
                                                                          February 29,                inception to
                                                                     2000              1999             02/29/00
                                                               ---------------    ---------------  -------------------
OPERATING ACTIVITIES
  Net (loss)                                                   $    (1,802,397)   $      (868,978) $       (4,920,930)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation                                                     36,811             44,099             187,428
       Amortization of deferred credit                                  (1,150)             7,411              (1,916)
       Free rent                                                             0                  0               7,666
       Stock issued for services                                       983,431                  0             983,431
       Related party advances                                                0                  0             290,402
       Foreign exchange fluctuation                                    (24,400)                 0              36,300
       Changes in assets and liabilities:
         Sales tax receivable                                           12,703             39,344             (22,805)
         Prepaid expenses                                                1,084            (28,079)            (29,774)
         Officer loan                                                  357,420             14,762                   0
         Receivable - related party                                    (34,381)             6,463            (495,519)
         Accounts payable                                             (219,953)           279,714              91,976
         Accrued liabilities                                              (147)           (54,095)             34,780
         Payable - related party                                        (8,071)            68,605             181,806
         Payable - director                                             53,097                  0              53,097
                                                               ---------------    ---------------  ------------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES          (645,953)          (490,754)         (3,604,058)

INVESTING ACTIVITIES
  Purchase of property & equipment                                     (11,003)           (50,601)           (330,043)
                                                               ---------------    ---------------  ------------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES           (11,003)           (50,601)           (330,043)

FINANCING ACTIVITIES
  Loan                                                                       0            168,500             601,850
  Repayment of loan                                                    (22,987)          (162,136)           (376,850)
  Loan from director                                                         0                  0           2,085,250
  Stock sold                                                           662,895                  0             662,995
  Increase in bank overdraft                                                 0             32,013                   0
  Contribution to paid-in capital by director                           29,000            499,781             987,281
                                                               ---------------    ---------------  ------------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           668,908            538,158           3,960,526
                                                               ---------------    ---------------  ------------------

                           INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS            11,952             (3,197)             26,425

Cash and cash equivalents at beginning of year                          14,473              3,197                   0
                                                               ---------------    ---------------  ------------------

                            CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $        26,425    $             0  $           26,425
                                                               ===============    ===============  ==================

Cash paid for interest                                         $        21,450    $        14,200  $           51,800
                                                               ===============    ===============  ==================