Form 10KSB
period 2000-05-31
DELSECUR CORP
filed 2000-09-12
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                                      FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2000

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1801 McGill College, Suite 1330
Montreal, Quebec, Canada                                  H3A 2N4
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:            (514) 282-9000

Securities registered pursuant to Section 12(b) of the Act:           NONE

Securities registered pursuant to Section 12(g) of the Act:           NONE

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of September 7, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $54,052,225 based on 7,267,526 shares and a bid price of $7.4375.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                         Class                   Outstanding as of May 31, 2000
$.001 PAR VALUE CLASS A COMMON STOCK                    14,292,411 SHARES

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

         The del-ID(Registered) technology permits precise and positive authentication of the identity of any living individual and is applicable to a wide range of financial transactions where authentication of the individual is necessary to eliminate fraud and other improper use of services. The del-ID(Registered) system collects biological data from the finger image of the individual and transfers the image to a unique electronic signature called the "del-gram". The del-gram is not a digitized bitmap image of the finger, but a synthesized subset of biological data sufficient to identify the individual.

         Commercial applications of the del-ID(Registered) technology are numerous and include access to the information highway/internet, identification of employees working from a home office and requiring access to certain databases or information, health cards, social insurance cards, drivers' licenses, passport control encryption and access to confidential files, control of payment by debit or credit payment systems such as credit cards, smartcards, authentication of oral telephone ordering, access control to sensitive areas, hotel room access, cellular and digital telephone controls, automobile entry and protection, census and election control, door locks, vault locks, residential alarm system controls, timesheet management, student file management and many others.

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

         In April 1998, delSECUR inc. signed an agreement with the "Centre de Recherche en Informatique de Montreal (CRIM)" for a scientific evaluation of the technology. The evaluation holds two topics. The primary one covers theoretical and accurate applications. The primary topic analysis has been done by the CRIM in collaboration with a major American University. The CRIM having the knowledge, mainly for software aspects than hardware, it was decided to give the technical aspects of the del-ID(Registered) to C-MAC Electronic Systems Inc. in Winnipeg. Their mandate was to revise the feasability of the Engineering Models to be implemented on different dedicated applications. C-MAC Technologies Inc.

confirmed that the existing del-ID(Registered) prototypes demonstrates that the Proof of Concept works using common discrete analog and integrated digital IC's. The first del-ID(Registered) devices shall go under production in the near future. Those del-ID(Registered) devices will be implemented for dedicated applications with leading corporations. The secondary covers the implementation of a study in a controlled laboratory environment.

         Moreover, culminating several months of discussions with various agencies and senior levels of the United States Government, the Company is involved with National Security Agency who has signed a Confidential Agreement. The signing of the agreement will permit delSECUR inc. to disclose its core del-ID(Registered) technology to NSA for testing and evaluation as a national and international means of protection against computer hacking. They have to make recommendations to the US Federal Government. The signing of this Confidentiality Agreement confirmed the uniqueness and innovative aspects of the del-ID(Registered) technology, as mentioned on the Press Release issued on April 5th, 2000.

         Commercial applications of the del-ID(Registered) technology are numerous and include access to the information highway/internet, identification of employees working from a home office and requiring access to certain databases or information, health cards, social insurance cards, drivers' licenses, passport control encryption and access to confidential files, control of payment by debit or credit payment systems such as credit cards, smartcards, authentication of oral telephone ordering, access control to sensitive areas, hotel room access, cellular and digital telephone controls, automobile entry and protection, census and election control, door locks, vault locks, residential alarm system controls, timesheet management, student file management and many others.

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

ITEM 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending May 31, 2000.

                                     PART II

ITEM 5.  Market for  Registrant's  Common  Equity and  Related  Stockholders
         Matters.

         As of September 8, 2000, there were 650 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

         The Company's common stock commenced trading on the NASD Bulletin Board on March 31, 1998 under the symbol GDER. The symbol was changed to DLSC following the name modification as of July 15th 1999. The aggregate market value of the stock held by been non-affiliates on that date was $25,057,619.

         The following table lists the high and low sales prices for the common stock of the Company during the two most recent fiscal years:

NASDAQ-OTC
                                       High Sales        Low Sales
                                          Price             Price
         2000     First Quarter       $        4.0312  $         1.9375
                  Second Quarter                6.875             1.875
                  Third Quarter                 12.25           10.9688
                  Fourth Quarter                18.25              4.50
         1999     First Quarter                2.9375            1.5937
                  Second Quarter                2.125              .625
                  Third Quarter                1.1875             .4062
                  Fourth Quarter               3.9375               .52

ITEM 6.       Selected Financial Data.

                                                       DELSECUR CORPORATION.
                                                       SUMMARY OF OPERATIONS
                                                            MAY 31, 2000

                                          2000            1999           1998           1997           1996
                                      -------------  -------------   -------------  -------------  -----------
         Total Assets.................$     390,948  $     777,419   $     845,921  $     580,249  $         0
         Revenues.....................            0              0               0              0            0
         Operating Expenses...........    2,809,448      1,274,955       1,021,133        822,219            0
           Net Earnings (Loss)           (2,809,448)    (1,274,955)     (1,021,133)      (822,219)           0
         Per share data
           Earnings (Loss)............         (.20)         (0.09)          (0.24)         (0.82)           0
         Average Common Share
           Outstanding................   14,165,615     13,848,300       4,212,075      1,000,000    1,000,000

         As of May 31, 2000 there were 14,292,411 shares outstanding.

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

         The Company had a net loss of $2,809,448 for the year ended May 31, 2000 compared with a loss of $1,274,955 for the year ended May 31, 1999. The increased loss of about $1,534,493 was mainly due to an increase of $1,537,340 in general and administrative costs and operating fees.

         The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved. The Company did not experience any problems related to the Year 2000 issue.

ITEM 8.       Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

ITEM 10.      Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors during the year ended May 31, 2000. Directors are appointed annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

         On December 14,1998, following the resignation of Mr. J. Randall McCormick (May 4th 1998) and Mrs. Julie Gaucher (December 14th 1998) new Directors and Officers were appointed, who will serve until the next annual meeting of the Company's stockholders. These new Directors and Officers are as follows:

      Name                     Age    Position
      Pierre de Lanauze        61     President, Chairman of the Board, Director
      Marc Descheneaux         48     Executive Vice President, Director
      Suzanne de Lanauze       38     Secretary/Treasurer, Director

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

         MARC DESCHENEAUX, B.A.A., received his undergraduate Baccalaureat degree in business Administration in 1977. After obtaining a graduate degree in International Commerce from the Universite de Paris-Nord in 1979, Mr. Descheneaux was employed as an investment analyst with what is now the Canadian Development Bank. From 1979 to 1983 he was a Director of Industrial Credit with Mouvement Desjardins, a Canadian financial institution. Subsequently, Mr. Descheneaux has held management positions with two large Canadian wholesaling companies, Metro Richelieu and Groupe Ro-Na. In 1997, after two years as a business consultant, Mr. Descheneaux joined the management team of Mr. Pierre de Lanauze at 3127575 Canada Inc. As Executive Vice President Mr. Descheneaux will oversee general management and adiministration, daily operations and marketing of the Company's technologies.

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

ITEM 11.      Executive Compensation.

         During the year ended May 31, 2000 the Company had no arrangements for the remuneration of its officers and directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities.

         The Company will pay compensation to the officers and directors elected in 1998 at a rate yet to be determined by the board of directors.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of September 9, 2000, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                                                         Amount of
                             Title           Name and Address           beneficial            Percent
                           of Class          beneficial owner            ownership           of class
                      ------------------  ----------------------  ----------------------  --------------
                             DIRECTORS AND OFFICERS
                      Common Stock        Mr. Pierre de Lanauze                7,006,150           49.02%
                                          1231, Avenue Theroret
                                          Ile Bizard, Quebec,. Canada
                                          H9E 1H7
                                         (Director and Officer)
                      Common Stock        Mr. Mark Descheneaux                    10,000            0.07%
                                          1801 McGill College, Suite 1330
                                          Montreal, Quebec, Canada  H3A 2N4
                                         (Director and Officer)
                      Common Stock        Ms. Suzanne de Lanauze                   8,735            0.06%
                                          1801 McGill College, Suite 1330
                                          Montreal, Quebec, Canada  H3A 2N4
                                         (Director and Officer)

                      Total of all 5% or Greater Shareholders                  7,006,150           49.02%
                      Total of all officers / directors (3 persons)            7,024,885           49.15%

ITEM 13.       Certain Relationships and Related Transactions.

         During the year ended May 31, 2000 no officer, director, nominee for election as a director, or associate of such officer, director or nominee is, or was, in debt to the Company or engaged in any other transactions, with the Company.

                                     PART IV

ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - May 31, 2000, 1999 and 1998.

         Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fourth quarter of fiscal year ending May 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DELSECUR CORPORATION.

Date: September 9, 2000          By:   /s/  Pierre de Lanauze
                                 Pierre de Lanauze, President, Chairman of the
                                 Board and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 9, 2000          By:   /s/  Pierre de Lanauze
                                 Pierre de Lanauze, President, Chairman
                                 of the Board and Director

Date: September 9, 2000          By:   /s/  Suzanne de Lanauze
                                 Suzanne de Lanauze,
                                 Secretary/Treasurer and Director

Date: September 9, 2000          By:   /s/  Marc Descheneaux
                                 Marc Descheneaux
                                 Executive Vice President, Director

July 7, 2000





Independent Auditors' Report

To the Stockholders of
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)


We have audited the consolidated balance sheets of delSECUR Corporation and Subsidiary (note 1) (development stage enterprises) as at May 31, 1999 and 2000 and the consolidated statements of loss, deficit and cash flows for each of the years in the three-year period ended May 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at May 31, 1999 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.





/s/ PricewaterhouseCoopers LLP
Chartered Accountants
delSECUR Corporation and Subsidiary (note 1)
Consolidated Balance Sheets

As at May 31, 1999 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


                                                                                                  1999                  2000
                                                                                                     $                     $

Assets

Current assets
Cash                                                                                            14,473                 8,755
Sales taxes receivable                                                                          35,508                27,139
Prepaid expenses                                                                                30,858                31,873
Advances to a common control company, without interest (note 3)                                170,736               185,960
Advances to a director, without interest                                                       357,420                     -
                                                                                      -----------------------------------------

                                                                                               608,995               253,727

Property and equipment (note 4)                                                                168,423               137,220

License (note 5)                                                                                     1                     1
                                                                                      -----------------------------------------

                                                                                               777,419               390,948
                                                                                      -----------------------------------------

Liabilities

Current liabilities
Trade accounts payable                                                                         311,929               114,234
Accrued liabilities                                                                             34,927                90,862
Advances from a common control company, without interest                                       189,877               185,157
Balance due on distribution right (note 5)                                                   1,474,000             1,497,800
Advances from a director, without interest (note 6)                                                  -               342,942
Demand loans, bearing interest at a monthly rate varying from 0.5% to 1%                       247,987               195,000
                                                                                      -----------------------------------------

                                                                                             2,258,720             2,425,995
                                                                                      -----------------------------------------

Deferred credit                                                                                  6,900                 5,366
                                                                                      -----------------------------------------

Commitments and contingencies (notes 10 and 11)

Stockholders' Deficit

Common stock, US$0.001 par value
Authorized
      100,000,000 shares

Issued and outstanding (note 7)
      14,292,411 shares (1999 - 13,848,300)                                                     19,715                20,371

Additional paid-up capital (note 9)                                                          1,653,883             3,910,463

Deficit accumulated during the development stage                                            (3,161,799)           (5,971,247)
                                                                                      -----------------------------------------

                                                                                            (1,488,201)           (2,040,413)
                                                                                      -----------------------------------------

                                                                                               777,419               390,948
                                                                                      -----------------------------------------

delSECUR Corporation and Subsidiary (note 1)
Consolidated Statements of Loss


--------------------------------------------------------------------------------

(expressed in Canadian dollars)





                                                                                      Year ended May 31,        From date of
                                                                                                                inception to
                                                                                                                     May 31,
                                                            1998                1999                2000                2000
                                                               $                   $                   $                   $
Revenue
Interest                                                       -                   -                   -               5,000
Management income                                              -                   -                   -               3,000
                                                -------------------------------------------------------------------------------

                                                               -                   -                   -               8,000
                                                -------------------------------------------------------------------------------

Expenses
Depreciation                                              68,817              60,671              52,274             202,892
Interest expense                                          20,132              22,150              27,700              75,026
Research and development (net of tax credits
      of $28,588 for year ended May 31, 2000
      and nil for years ended May 31, 1999
      and May 31, 1998)                                   99,978             242,130             184,569             662,025
Loss on settlement of shares                                   -                   -              95,090              95,090
General and administrative expenses                      832,206             950,004           2,449,815           4,900,948
                                                -------------------------------------------------------------------------------

                                                       1,021,133           1,274,955           2,809,448           5,935,981
                                                -------------------------------------------------------------------------------

Net loss                                              (1,021,133)         (1,274,955)         (2,809,448)         (5,927,981)
                                                -------------------------------------------------------------------------------

Net loss per weighted average share                        (0.24)              (0.09)              (0.20)
                                                -----------------------------------------------------------

Weighted average number of common shares
      used to compute net loss per weighted
      average share                                    4,212,075          13,848,300          14,165,615
                                                -----------------------------------------------------------

delSECUR Corporation and Subsidiary (note 1)
Consolidated Statements of Deficit


--------------------------------------------------------------------------------

(expressed in Canadian dollars)





                                                                                      Year ended May 31,        From date of
                                                                                                                inception to
                                                                                                                     May 31,
                                                            1998                1999                2000                2000
                                                               $                   $                   $                   $
Deficit accumulated during the development
      stage -
      Beginning of year                                 (822,445)         (1,886,844)         (3,161,799)                  -

Net loss                                              (1,021,133)         (1,274,955)         (2,809,448)         (5,927,981)

Amount from additional paid-up capital (note
      9)                                                 (43,266)                  -                   -             (43,266)
                                                -------------------------------------------------------------------------------

Deficit accumulated during the development
      stage -
      End of year                                     (1,886,844)         (3,161,799)         (5,971,247)         (5,971,247)
                                                -------------------------------------------------------------------------------

delSECUR Corporation and Subsidiary (note 1)
Consolidated Statements of Cash Flows


--------------------------------------------------------------------------------

(expressed in Canadian dollars)


                                                                                      Year ended May 31,        From date of
                                                                                                                inception to
                                                                                                                     May 31,
                                                            1998                1999                2000                2000
                                                               $                   $                   $                   $
Cash flows provided by (used in)

Operating activities
Net loss                                              (1,021,133)         (1,274,955)         (2,809,448)         (5,927,981)
Adjustments to reconcile loss to net cash
      provided by operating activities
      Depreciation of property and equipment              68,817              60,671              52,274             202,891
      Provision on common control company
           advances                                            -                   -              15,000             305,402
      Loss on foreign exchange fluctuation                     -              60,700              23,800              84,500
      Amortization of deferred credit                          -                (766)             (1,534)             (2,300)
      Free rent                                                -               7,666                   -               7,666
      Services rendered paid for with common
           shares                                              -                   -           1,565,341           1,565,341
      Changes in
           Sales taxes receivable                        (60,922)             97,145               8,369             (27,139)
           Prepaid expenses                               55,200             (24,038)             (1,015)            (31,873)
           Advances to a common control
                company                                   91,073             (33,087)            (30,224)           (491,362)
           Director loan                                (369,726)             29,687             700,362             342,942
           Trade accounts payable                         51,033             217,311            (197,695)            114,234
           Accrued liabilities                            80,453             (63,273)             55,935              90,862
           Advances from a common control
                company                                   44,295              43,670              (4,720)            185,157
                                                -------------------------------------------------------------------------------

                                                      (1,060,910)           (879,269)           (623,555)         (3,581,660)
                                                -------------------------------------------------------------------------------

Financing activities
Loan                                                     124,000             188,500                   -             601,850
Repayment of loan                                        (98,227)           (205,636)            (52,987)           (406,850)
Loan from a director                                   1,085,250                   -                   -           2,085,250
Contribution from a director                                   -             958,281             691,613           1,649,894
Share issues                                                   -                   -                 282                 382
                                                -------------------------------------------------------------------------------

                                                       1,111,023             941,145             638,908           3,930,526
                                                -------------------------------------------------------------------------------

Investing activities
Additions to property and equipment                     (127,577)            (50,600)            (21,071)           (340,111)
                                                -------------------------------------------------------------------------------

Increase (decrease) in cash during the year              (77,464)             11,276              (5,718)              8,755

Cash - Beginning of year                                  80,661               3,197              14,473                   -
                                                -------------------------------------------------------------------------------

Cash - End of year                                         3,197              14,473               8,755               8,755
                                                -------------------------------------------------------------------------------
Non-cash financing and investing activities
Repayment of a loan to a shareholder (note 9)         (2,085,250)                  -                   -          (2,085,250)
                                                -------------------------------------------------------------------------------

Acquisition of license (note 5)                       (1,413,299)                  -                   -          (1,413,299)
                                                -------------------------------------------------------------------------------

Supplemental cash flow information
Cash paid for interest                                     8,200              22,150              27,700              58,050

delSECUR Corporation and Subsidiary (note 1)
Notes to Consolidated Financial Statements

May 31, 1999 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


1     Incorporation and nature of operations

      delSECUR Corporation, a development stage enterprise, was incorporated under the laws of the State of Utah on February 6, 1986 and subsequently incorporated under the laws of the State of Nevada on December 31, 1993 under the name of Grandeur Inc. Effective May 28, 1999, the company legally changed its name to delSECUR Corporation. Through its subsidiary, DELSECUR Inc. The company is at the stage of commercialization of the "DEL ID" project.

      Pursuant to an agreement made and entered into on February 25, 1998, delSECUR Corporation (the "company") issued and delivered on February 26, 1998 12,848,300 shares of its common stock in exchange for which issuance it acquired all of the outstanding shares of DELSECUR Inc.

      For accounting purposes, the transaction is treated as an issuance of shares by DELSECUR Inc. for the net monetary assets of the company (at February 26, 1998 - nil), accompanied by a recapitalization.

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

                                                                             (1)
delSECUR Corporation and Subsidiary (note 1)
Notes to Consolidated Financial Statements

May 31, 1999 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


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

      Tax credits

      The company is entitled to scientific research and experimental development tax credits granted by the Canadian federal government and the government of the Province of Quebec. Tax credits are accounted for as a reduction of the related expenditures in the year in which they are incurred subject to a valuation allowance for non-refundable tax credits when it is more likely than not that the tax credits will not be realized.

      Stock-based compensation costs

      The company accounts for employee stock-based compensation costs using the intrinsic value method as set out in APB 25, "Accounting for Stock Issued to Employees", and related interpretations. Options granted to parties other than employees providing services to the company are accounted for using the fair value method based either on the fair value of services provided or on the fair value of the options granted. In accordance with SFAS 123, "Accounting for Stock-based Compensation", the company provides pro forma disclosures of net earnings (loss) and net earnings (loss) per common share as if the fair value based method of accounting had been used.

                                                                             (2)
delSECUR Corporation and Subsidiary (note 1)
Notes to Consolidated Financial Statements

May 31, 1999 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Use of estimates

      The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgements of management with consideration given to materiality. Actual results could differ from those estimates.

      Fair value of financial instruments

      Due to their short-term maturity, the carrying values of certain financial instruments were assumed to approximate their fair values. The financial instruments include: sales taxes receivable, advances to a common control company and advances to a director included in current assets, trade accounts payable, accrued liabilities, advances from a common control company, balance due on distribution right and demand loans included in current liabilities.

      The fair value of these financial instruments is not significantly different from their carrying amounts.

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

      Recent accounting pronouncements

      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard, which must be applied prospectively, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have any material impact on the company's disclosure or accounting.

                                                                             (3)
delSECUR Corporation and Subsidiary (note 1)
Notes to Consolidated Financial Statements

May 31, 1999 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

3     Advances to a common control company

                                                                                                  1999                  2000
                                                                                                     $                     $
      Balance - Beginning of year                                                              428,051               461,138
      Payments net of charges                                                                   33,087                30,224
                                                                                      -----------------------------------------

                                                                                               461,138               491,362
      Provision on common control company advances                                            (290,402)             (305,402)
                                                                                      -----------------------------------------

      Balance - End of year                                                                    170,736               185,960
                                                                                      -----------------------------------------


4     Property and equipment

                                                                                                                        1999
                                                               ----------------------------------------------------------------

                                                                                           Accumulated
                                                                           Cost           amortization                   Net
                                                                              $                      $                     $

      Computer equipment                                                293,091                147,231               145,860
      Office equipment                                                   25,949                  3,386                22,563
                                                               ----------------------------------------------------------------

                                                                        319,040                150,617               168,423
                                                               ----------------------------------------------------------------

                                                                                                                        2000
                                                               ----------------------------------------------------------------

                                                                                           Accumulated
                                                                           Cost           amortization                   Net
                                                                              $                      $                     $

      Computer equipment                                                314,164                194,994               119,170
      Office equipment                                                   25,949                  7,899                18,050
                                                               ----------------------------------------------------------------

                                                                        340,113                202,893               137,220
                                                               ----------------------------------------------------------------

                                                                             (4)
delSECUR Corporation and Subsidiary (note 1)
Notes to Consolidated Financial Statements

May 31, 1999 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

5     License

      On November 12, 1997, the principal stockholder of the company and owner of an invention consisting of an apparatus and method, including related software, for scanning and storing an optical representation of a finger's capillary lines entered into an agreement with the company whereby he granted the company the exclusive right to commercialize the invention which shall include, among other things, manufacturing and marketing the invention under the terms and conditions contained therein for the consideration of US$1,000,000 (CDN$1,497,800 as at May 31, 2000). In
      addition to these considerations, the company agrees to pay to the owner a royalty equal to 2% of all revenues derived by the company, directly or indirectly, from the invention, provided the royalty shall be renegotiated to a lesser amount if the U.S. patent is not issued.

      This transaction was measured at its carrying value of $1. The excess of the consideration payable over the carrying value at the date of the transaction was recorded against additional paid-up capital and deficit.


6     Advances from a director

      As indicated in note 1 to these financial statements, the company is a development stage enterprise and has yet to earned revenue. The current funding of the operation is provided by the principal stockholder of the company. The balance due at May 31, 2000 has been settled through the issue of 34,750 shares as at July 14, 2000. These shares have a minimum holding period of one year.

                                                                             (5)
delSECUR Corporation and Subsidiary (note 1)
Notes to Consolidated Financial Statements

May 31, 1999 and 2000

--------------------------------------------------------------------------------
(expressed in Canadian dollars)

7     Common stock

                                                  1998                    1999                    2000           From date of
                                                                                                                 inception to
                                                                                                                 May 31, 2000
                                 ----------------------- ---------------------------------------------- -----------------------
                                    Number           $      Number           $      Number           $       Number         $
      Balance - Beginning of                             13,848,300             13,848,300
           year                   1,000,000      1,424                  19,715                  19,715           -          -

      Issuances of common stock
           February 6, 1986               -          -            -          -           -           -   1,000,000      1,424
           February 26, 1998     12,848,300                                                             12,848,300
                (note 1)                        18,291            -          -           -           -                 18,291
      Stocks issued in
           exchange for cash
           (*)
           October 5, 1999
                ($3.67 per
                share  -
                $293,960)                 -          -            -          -      80,000         119      80,000        119
           October 25, 1999
                ($3.32 per
                share -
                $368,935)                 -          -            -          -     111,000         163     111,000        163
                                 ----------------------------------------------------------------------------------------------
                                          -          -            -          -     191,000         282     191,000        282
                                 ----------------------------------------------------------------------------------------------

      Promotional services
           June 8, 1999 ($4.79
                per share  -
                $479,150)                 -          -            -          -     100,000         147     100,000        147
           October 5, 1999
                ($5.40 per
                share -
                $129,766)                 -          -            -          -      24,000          35      24,000         35
           October 25, 1999
                ($4.15 per
                share -
                $136,990)                 -          -            -          -      33,000          49      33,000         49
           December 1, 1999
                ($9.94 per
                share -
                $348,064)                 -          -            -          -      35,000          52      35,000         52
           April 5, 2000
                ($16.70 per
                share -
                $233,843)                 -          -            -          -      14,000          21      14,000         21
                                 ----------------------------------------------------------------------------------------------
                                          -          -            -          -     206,000         304     206,000        304
                                 ----------------------------------------------------------------------------------------------

      Salaries
           June 8, 1999 ($5.51
                per share -
                $55,100)                  -          -            -          -      10,000          15      10,000         15
                                 ----------------------------------------------------------------------------------------------

      Loss on settlement of
           shares
           June 8, 1999 ($3.52
                per share -
                $95,090)                  -          -            -          -      27,000          40      27,000         40
                                 ----------------------------------------------------------------------------------------------

      Other services
           June 8, 1999 ($4.79
                per share -
                $49,715)                  -          -            -          -      10,000          15      10,000         15
                                 ----------------------------------------------------------------------------------------------
                                 13,848,300     19,715   13,848,300     19,715  14,292,411      20,371  14,292,411     20,371
                                 ----------------------------------------------------------------------------------------------

      (*) All shares issued, either for cash or other consideration, have been accounted for at the par value of US$0.001. Any other amounts have been accounted for as additional paid-up capital. The amounts assigned to non-cash consideration have been determined at the quoted market value at date of issuance.
                                                                             (6)
delSECUR Corporation and Subsidiary (note 1)
Notes to Consolidated Financial Statements

May 31, 1999 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

8     Stock option plan

      In March 2000, the company adopted the Delsecur Corporation 2000 Stock Plan (the "Plan"). The Plan provides for the granting of stock options to directors, officers, employees and consultants of the company. The company has reserved 1,400,000 shares of common stock for issuance under the Plan.

      The exercise price under the Plan shall be determined by the Board on the date an option is granted provided, however, that such price may not be less than the market price of the shares on the grant date. Options granted under the Plan do not have a defined vesting period; however, the Board may subject the exercise of the options to certain conditions.

      The Plan is subject to the shareholders' approval at the company's annual meeting and also the approval of the regulatory authorities.


9     Additional paid-up capital

                                                            1998                1999                2000        From date of
                                                                                                                inception to
                                                                                                                     May 31,
                                                                                                                        2000
                                                               $                   $                   $                   $
      Balance - Beginning of year                         (1,324)            695,602           1,653,883                   -
      Issuance of capital at inception                         -                   -                   -              (1,324)
      Add: Increase of contributed surplus
           from issuance of shares                             -                   -           1,564,967           1,564,967
      Add: Loans forgiven                              2,085,250                   -                   -           2,085,250
      Add: Contribution from a director                        -             958,281             691,613           1,649,894
      Deduct: License (note 5)                        (1,413,299)                  -                   -          (1,413,299)
                                                -------------------------------------------------------------------------------

                                                         670,627           1,653,883           3,910,463           3,885,488

      Amount transferred to deficit                       43,266                   -                   -              43,266
      Recapitalization on February 26, 1998
           (note 1)                                      (18,291)                  -                   -             (18,291)
                                                -------------------------------------------------------------------------------

      Balance - End of year                              695,602           1,653,883           3,910,463           3,910,463
                                                -------------------------------------------------------------------------------

                                                                             (7)
delSECUR Corporation and Subsidiary (note 1)
Notes to Consolidated Financial Statements

May 31, 1999 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

10    Income taxes

      The company's net deferred tax asset is comprised of the following:

                                                                                                  1999                  2000
                                                                                                     $                     $
           Net operating loss carryforwards                                                    911,500             1,621,400
           Research and development tax credits                                                 71,700                76,200
           Depreciation                                                                        (28,400)              (26,200)
           Write-down of advances to a common control company                                   74,100                77,900
           Write-down of license                                                               377,300               350,900
           Research and development expenses                                                    99,100               135,100
                                                                                      -----------------------------------------

                                                                                             1,505,300             2,235,300
           Less: Valuation allowance                                                         1,505,300             2,235,300
                                                                                      -----------------------------------------

                                                                                                     -                     -
                                                                                      -----------------------------------------

      The provision for income taxes varies from the expected provision at the statutory rate for the following reasons:

                                                                           1998                   1999                  2000
                                                                              %                      %                     %

           Combined basic federal and provincial
                statutory tax rate                                          (45)                   (45)                  (45)
           Deduction for active business income earned in
                Quebec                                                        7                      7                     7
           Valuation allowance                                               37                     36                    37
           Permanent differences including amortization
                of goodwill and
                non-deductible items                                          1                      2                     1
                                                               ----------------------------------------------------------------

           Provision for income taxes per the financial
                statements                                                    -                      -                     -
                                                               ----------------------------------------------------------------

      Due to uncertainty surrounding the realization of the favourable tax attributes in future tax returns, the company has recognized a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

      As of May 31, 2000, the company has net operating loss carryforwards available to reduce its future taxable income of approximately $4,193,000 and $4,380,000 for federal and provincial income tax purposes respectively. The federal and provincial net operating losses will expire between 2003 and 2007 if not utilized beforehand.

                                                                             (8)
delSECUR Corporation and Subsidiary (note 1)
Notes to Consolidated Financial Statements

May 31, 1999 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

11    Related party transactions

      During the three-year period, the company made the following transactions with two companies owned by the principal stockholder:

                                                                           1998                   1999                  2000
                                                                              $                      $                     $

           Expenses                                                     168,858                 77,850                     -
           Acquisition of capital assets                                      -                 40,855                     -

      The expenses occurred in the normal course of the company's activities and are measured at fair value, which represents the exchange value.

      The capital assets were acquired from companies under common control at a cost equal to the net book value of the vendor.


12    Contingency

      An application was filed by three minority shareholders of Delsynchro Inc., a common control company, which requested the Court to declare Delsynchro owner of the invention known as "DEL ID" and the related rights and consequently that:

      a) the license agreement related to the DEL ID invention signed in November 1997 between DELSECUR Inc. and delSECUR Corporation be considered to be signed between Delsynchro Inc. and delSECUR Corporation;

      b) the exchange of shares on February 25, 1998 whereby delSECUR Corporation issued 9,854,609 of its shares to shareholders of DELSECUR Inc. in exchange for the acquisition by delSECUR Corporation of all the issued shares of DELSECUR Inc. should be amended so that the 9,854,609 shares of delSECUR Corporation will be issued to the shareholders of Delsynchro Inc., a common control company, in exchange for the acquisition by delSECUR Corporation of all the issued shares of Delsynchro Inc.

      Management believes that the resolution of the litigation in which Delsynchro Inc. is involved would not have a material adverse effect on the financial condition or results of operations of the company.

                                                                             (9)

13    Contractual obligations

      The company has signed a rental contract whereby it must pay a base rent as well as additional fees. The contract expires in November 2003. The base rent for the next four years is as follows:

                                                  $

           2001                              21,444
           2002                              21,444
           2003                              21,444
           2004                              10,722


                                                                            (10)