Form 10QSB
period 2000-08-31
DELSECUR CORP
filed 2000-10-13
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended August 31, 2000
                                        ---------------

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _________ to ___________

         Commission file number 33-55254-15
                                -----------

                              delSECUR Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         NEVADA                                 87-0438451
------------------------------------          -----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                   Outstanding as of August 31, 2000
------------------------         ---------------------------------
$.001 PAR VALUE CLASS A                  14,400,541 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         The accompanying unaudited financial statements (pages F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2000 are not necessarily indicative of the results that can be expected for the year ending May 31, 2001.

ITEM 2.  Management's Plan of Operation.

         Pursuant to an Agreement made and entered into on February 25th 1998 the Company issued and delivered on February 26, 1998, 12,848,300 shares of its Common Stock bearing a restrictive legend to 3127575 Canada Inc. (now delSECUR Inc.), a Canadian Corporation, in exchange for which issuance, it acquired all of the outstanding shares of 3127575 Canada Inc. Through 3127575 Canada Inc., the Company has become the exclusive licensee of the del-ID(R) technology for personal identification by means of electronic scanning of finger characteristics. 3127575 Canada Inc., obtained these exclusive rights by the Exclusive License Agreement dated November 12, 1997 between it and Pierre de Lanauze, inventor of the del-ID(R) technology.

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

         The del-ID(R) technology permits precise and positive authentication of the identity of any living individual and is applicable to a wide range of financial transactions where authentication of the individual is necessary to eliminate fraud and other improper use of services. The del-ID(R) system collects biological data from the finger image of the individual and transfers the image to a unique electronic signature called the "del-gram". The del-gram is not a digitized bitmap image of the finger, but a synthesized subset of biological data sufficient to identify the individual.

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

         Patent protection is currently pending for the del-ID(R) system in the United States. The International Preliminary Examination Report was issued in accordance with the Patent Cooperation Treaty application (PCT) that included 82 countries. The Examiner has recognized and acknowledged the inventive step, the novelty and the industrial applicability by accepting all of the 11 claims represented by the technology.

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

         The Company will not manufacture del-ID(R) cards or card readers directly. This will tend to minimize the capital requirements of the Company, its principal activities being limited to marketing the del-ID(R) system to manufacturers and/or users internationally. Anticipated sources of revenue are license fees payable by government agencies and corporate entities for the right to manufacture, use or sell cards and card readers incorporating the del-ID(R) system, as well as royalty payments by such entities for each card and reader employed in a del-ID(R) system. We anticipate the first commercial revenue in twelve months from the present.

         delSECUR Corporation announced July 1st 1999 the creation of a new wholly owned subsidiary, delSECUR USA Inc., incorporated in Delaware and with its principal offices located at 801 Pennsylvania Avenue, Suite 800, Washington D.C. 20004.

         This subsidiary has been created specifically to manage all delSECUR operations in the United States. The decision to locate the offices in Washington D.C. was made following the recent expressions of interest in the del-ID (R) technology by several U.S. Government agencies.

         There are currently 12 employees of the Company inclusive of officers of the Company.

         The Agreement dated February 25, 1998 and the Exclusive License Agreement dated November 12, 1997 were attached as Exhibits A and B to the Company's electronic filing of Form 8-K on March 10, 1998.

         As  of  August  31,  2000,  the  Company's   balance  sheet  showed  an
accumulated deficit of $7,588,389, an increase of $1,617,142 during the three months. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the current fiscal year.

         The Company had a net loss of $1,617,142 for the three months ended August 31, 2000 compared with a loss of $892,209 for the same period for the prior year. The main increase from 1999 was an additional $685,000 spent for promotion. About $1,604,000 of expenses and $233,000 of liabilities were paid by issuing 108,130 shares of common stock.

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

                                       delSECUR Corporation


Date:    October 13, 2000              By: /s/ Pierre de Lanauze
     ----------------------               --------------------------------
                                       Pierre de Lanauze, President,
                                       Chairman of the Board and Director
                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                        August 31,                   May 31,
                                                                           2000                       2000
                                                                  ----------------------     ---------------------
ASSETS                                                                  (Unaudited)                 (Audited)
     CURRENT ASSETS
         Cash                                                     $               11,886     $              8,755
         Sales taxes receivable                                                   41,154                   27,139
         Prepaid expenses                                                         20,495                   31,873
         Receivable-related party                                                186,559                  185,960
                                                                  ----------------------     --------------------

                                      TOTAL CURRENT ASSETS                       260,094                  253,727

OTHER ASSETS
     Property and equipment                                                      128,274                  137,220
     License from related party                                                        1                        1
                                                                  ----------------------     --------------------
                                                                                 128,275                  137,221
                                                                  ----------------------     --------------------

                                                                  $              388,369     $            390,948
                                                                  ======================     ====================

LIABILITIES & DEFICIT
     CURRENT LIABILITIES
         Accounts payable                                         $               94,395     $            114,234
         Accrued liabilities                                                      60,121                   90,862
         Payable-related party                                                   185,157                  185,157
         Payable - officer                                                     1,471,500                1,497,800
         Payable - director                                                      198,232                  342,942
         Loans payable                                                           195,000                  195,000
                                                                  ----------------------     --------------------

                                 TOTAL CURRENT LIABILITIES                     2,204,405                2,425,995

         Deferred credit                                                           4,983                    5,366

     STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding 14,400,541
              shares (14,292,411 at May 31, 2000)                                 20,531                   20,371
         Additional paid-in capital                                            5,746,839                3,910,463
         Deficit accumulated during the
           development stage                                                  (7,588,389)              (5,971,247)
                                                                  ----------------------     --------------------

                               TOTAL STOCKHOLDERS' DEFICIT                    (1,821,019)              (2,040,413)
                                                                  ----------------------     --------------------

                                                                  $              388,369     $            390,948
                                                                  ======================     ====================

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                              Three Months Ended                  From Date of
                                                                  August 31,                      inception to
                                                          2000                  1999                8/31/2000
                                                 -----------------     -------------------     -----------------
Net sales                                        $               0     $                 0     $               0
Cost of sales                                                    0                       0                     0
                                                 -----------------     -------------------     -----------------

                                GROSS PROFIT                     0                       0                     0

Other income                                                     0                       0                 8,000

Depreciation and amortization                                9,863                   8,422               212,754
Interest expense                                             7,250                   5,850                82,276
Research and development                                    43,900                  29,517               705,925
Loss on settlement of shares                               232,841                  95,090               327,931
General and administrative expenses                      1,323,288                 753,330             6,224,237
                                                 -----------------     -------------------     -----------------
                                                         1,617,142                 892,209             7,553,123
                                                 -----------------     -------------------     -----------------

                                    NET LOSS     $      (1,617,142)    $          (892,209)    $      (7,545,123)
                                                 =================     ===================     =================
Net income (loss) per weighted
   average share                                 $            (.11)    $              (.06)
                                                 =================     ===================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                    14,316,548              13,995,300
                                                 =================     ===================

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                       Three Months Ended             From Date of
                                                                           August 31,                 inception to
                                                                     2000              1999             8/31/2000
                                                               ---------------    ---------------  ------------------
OPERATING ACTIVITIES
  Net (loss)                                                   $    (1,617,142)   $      (892,209) $       (7,545,123)
  Adjustments to reconcile net (loss) to cash provided
     (used) by operating activities:
       Depreciation                                                      9,863              8,422             212,754
       Amortization of deferred credit                                    (383)              (384)             (2,683)
       Free rent                                                             0                  0               7,666
       Stock issued for services                                     1,603,535            716,675           3,168,876
       Loss on settlement of shares                                    232,841                  0             232,841
       Related party advances                                                0                  0             305,402
       Foreign exchange fluctuation                                    (26,300)            18,500              58,200
       Changes in assets and liabilities:
         Sales tax receivable                                          (14,015)               502             (41,154)
         Prepaid expenses                                               11,378            (12,892)            (20,495)
         Officer loan                                                 (144,709)           196,858             198,233
         Receivable - related party                                       (600)           (17,000)           (491,962)
         Accounts payable                                              (19,839)           (41,897)             94,395
         Accrued liabilities                                           (30,741)              (107)             60,121
         Payable - related party                                             0                  0             185,157
                                                               ---------------    ---------------  ------------------
                                    NET CASH PROVIDED (USED)
                                     BY OPERATING ACTIVITIES             3,888            (23,532)         (3,577,772)

INVESTING ACTIVITIES
  Purchase of property & equipment                                        (917)                 0            (341,028)
                                                               ---------------    ---------------  ------------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES              (917)                 0            (341,028)

FINANCING ACTIVITIES
  Loan                                                                       0                  0             601,850
  Repayment of loan                                                          0            (10,000)           (406,850)
  Loan from director                                                         0                  0           2,085,250
  Stock sold                                                               160                  0                 542
  Contribution to paid-in capital by director                                0             29,000           1,649,894
                                                               ---------------    ---------------  ------------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES               160             19,000           3,930,686
                                                               ---------------    ---------------  ------------------

                           INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS             3,131             (4,532)             11,886

Cash and cash equivalents at beginning of year                           8,755             14,473                   0
                                                               ---------------    ---------------  ------------------

                            CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $        11,886    $         9,941  $           11,886
                                                               ===============    ===============  ==================

Cash paid for interest                                         $         7,250    $         5,850  $           37,600
                                                               ===============    ===============  ==================

During 2000, the Company issued 108,130 shares of common stock for services of $1,603,535 and to settle liabilities of $232,841. During 1999, the Company issued 147,000 shares of common stock for services of $716,675.