Form 10QSB
period 2000-11-30
DELSECUR CORP
filed 2001-01-16
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended November 30, 2000
                                        -----------------

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

                                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                    Outstanding as of November 30, 2000
-------------------------         -----------------------------------
$.001 PAR VALUE CLASS A                   14,509,304 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         The accompanying unaudited financial statements (pages F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended November 30, 2000 are not necessarily indicative of the results that can be expected for the year ending May 31, 2001.

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

         As of November 30, 2000, the Company's balance sheet showed an accumulated deficit of $8,121,613, an increase of $2,150,366 during the six months. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the current fiscal year.

         The Company had a net loss of $2,150,366 for the six months ended November 30, 2000 compared with a loss of $1,594,599 for the same period for the prior year. The main increase from 1999 was an additional $417,000 spent for promotion. About $2,073,000 of expenses and $331,000 of liabilities were paid by issuing 216,893 shares of common stock.

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

                                        delSECUR Corporation


Date:    January  16, 2001              By:/s/ Pierre de Lanauze
     ------------------------              ----------------------------------
                                        Pierre de Lanauze, President,
                                        Chairman of the Board and Director
                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                       November 30,                  May 31,
                                                                           2000                       2000
                                                                  ----------------------     ---------------------
ASSETS                                                                  (Unaudited)                 (Audited)
     CURRENT ASSETS
         Cash                                                     $                9,092     $              8,755
         Sales taxes receivable                                                   23,934                   27,139
         Prepaid expenses                                                         34,752                   31,873
         Receivable-related party                                                186,810                  185,960
                                                                  ----------------------     --------------------

                                      TOTAL CURRENT ASSETS                       254,588                  253,727

OTHER ASSETS
     Property and equipment                                                      128,748                  137,220
     License from related party                                                        1                        1
                                                                  ----------------------     --------------------
                                                                                 128,749                  137,221
                                                                  ----------------------     --------------------

                                                                  $              383,337     $            390,948
                                                                  ======================     ====================

LIABILITIES & DEFICIT
     CURRENT LIABILITIES
         Accounts payable                                         $              101,034     $            114,234
         Accrued liabilities                                                      70,259                   90,862
         Payable-related party                                                   184,907                  185,157
         Payable - officer                                                     1,542,200                1,497,800
         Payable - director                                                       71,839                  342,942
         Loans payable                                                           195,000                  195,000
                                                                  ----------------------     --------------------

                                 TOTAL CURRENT LIABILITIES                     2,165,239                2,425,995

         Deferred credit                                                           4,599                    5,366

     STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding 14,509,304
              shares (14,292,411 at May 31, 2000)                                 20,698                   20,371
         Additional paid-in capital                                            6,314,414                3,910,463
         Deficit accumulated during the
           development stage                                                  (8,121,613)              (5,971,247)
                                                                  ----------------------     --------------------

                               TOTAL STOCKHOLDERS' DEFICIT                    (1,786,501)              (2,040,413)
                                                                  ----------------------     --------------------

                                                                  $              383,337     $            390,948
                                                                  ======================     ====================

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Three Months Ended                  Six Months Ended            From Date of
                                                       November 30,                       November 30,              inception to
                                                  2000              1999             2000              1999           11/30/00
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0                0                 0                0                 0

Other income                                               0                0                 0                0             8,000

Depreciation and amortization                         10,545            8,421            20,408           16,843           223,299
Interest expense                                       4,450            2,863            11,700            8,713            86,726
Research and development                              55,619           59,071            99,519           88,588           761,544
Loss on settlement of shares                          98,555           95,090           331,396           95,090           426,486
General and administrative expenses                  364,055          536,945         1,687,343        1,385,365         6,588,292
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                                                     533,224          702,390         2,150,366        1,594,599         8,086,347
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $       (533,224) $      (702,390)  $    (2,150,366) $    (1,594,599)  $    (8,078,347)
                                            ================  ===============   ===============  ===============   ===============

Basic and diluted loss per share
Net income (loss) per weighted
   average share                            $           (.04) $          (.05)  $          (.15) $          (.11)
                                            ================  ===============   ===============  ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              14,380,493       14,243,411        14,380,493       14,243,411
                                            ================  ===============   ===============  ===============

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                        Six Months Ended              From Date of
                                                                          November 30,                inception to
                                                                     2000              1999             9/30/2000
                                                               ---------------    ---------------  ------------------
OPERATING ACTIVITIES
  Net (loss)                                                   $    (2,150,366)   $    (1,594,599) $       (8,078,347)
  Adjustments to reconcile net (loss) to cash provided
     (used) by operating activities:
       Depreciation                                                     20,408             16,843             223,299
       Amortization of deferred credit                                    (767)              (767)             (3,067)
       Free rent                                                             0                  0               7,666
       Stock issued for services                                     2,072,553            983,431           3,637,894
       Loss on settlement of shares                                    331,396                  0             331,396
       Related party advances                                                0                  0             305,402
       Foreign exchange fluctuation                                     44,400             (1,200)            128,900
       Changes in assets and liabilities:
         Sales tax receivable                                            3,205            (34,351)            (23,934)
         Prepaid expenses                                               (2,879)            10,334             (34,752)
         Officer loan                                                        0            357,420                   0
         Receivable - related party                                       (850)           (37,349)           (492,212)
         Accounts payable                                              (13,199)          (198,427)            101,035
         Accrued liabilities                                           (20,603)            (1,012)             70,259
         Payable - related party                                          (250)            (8,071)            184,907
         Payable - director                                           (271,103)            90,136              71,839
                                                               ---------------    ---------------  ------------------
                                    NET CASH PROVIDED (USED)
                                     BY OPERATING ACTIVITIES            11,945           (417,612)         (3,569,715)

INVESTING ACTIVITIES
  Purchase of property & equipment                                     (11,935)                 0            (352,046)
                                                               ---------------    ---------------  ------------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES           (11,935)                 0            (352,046)

FINANCING ACTIVITIES
  Loan                                                                       0                  0             601,850
  Repayment of loan                                                          0            (12,987)           (406,850)
  Loan from director                                                         0                  0           2,085,250
  Stock sold                                                               327            662,895                 709
  Contribution to paid-in capital by director                                0             29,000           1,649,894
                                                               ---------------    ---------------  ------------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES               327            678,908           3,930,853
                                                               ---------------    ---------------  ------------------

                           INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS               337            261,296               9,092

Cash and cash equivalents at beginning of year                           8,755             14,473                   0
                                                               ---------------    ---------------  ------------------

                            CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $         9,092    $       275,769  $            9,092
                                                               ===============    ===============  ==================

Cash paid for interest                                         $        11,700    $        11,700  $           42,050
                                                               ===============    ===============  ==================

During 2000, the Company issued 216,893 shares of common stock for services of $2,072,553 and to settle liabilities of $331,396. During 1999, the Company issued 204,000 shares of common stock for services of $983,431.