Form 10QSB
period 2001-02-28
DELSECUR CORP
filed 2001-04-24
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended February 28, 2001
                                        -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                   Outstanding as of February 28, 2001
------------------------         -----------------------------------
$.001 PAR VALUE CLASS A                     14,509,304 SHARES
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         The accompanying unaudited financial statements (pages F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature.
Operating results for the nine months ended February 28, 2001 are not necessarily indicative of the results that can be expected for the year ending May 31, 2001.

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

         As of February 28, 2001, the Company's balance sheet showed an accumulated deficit of $8,461,185, an increase of $2,489,938 during the nine months. Operations to date have been financed principally by loans from senior management and others. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the current fiscal year.

         The Company had a net loss of $2,489,938 for the nine months ended February 28, 2001 compared with a loss of $1,802,397 for the same period for the prior year. The main increase from 2000 was an additional $425,000 spent for promotion. About $2,073,000 of expenses and $331,000 of liabilities were paid by issuing 216,893 shares of common stock.

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

                                   delSECUR Corporation


Date:    April 23, 2001           By:     /s/ Pierre de Lanauze
     ------------------              -----------------------------------------
                                  Pierre de Lanauze, President,
                                  Chairman of the Board and Director
                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                       February 28,                  May 31,
                                                                           2001                       2000
                                                                  ----------------------     ---------------------
ASSETS                                                                  (Unaudited)                 (Audited)
     CURRENT ASSETS
         Cash                                                     $               21,031     $              8,755
         Sales taxes receivable                                                   28,797                   27,139
         Prepaid expenses                                                         42,220                   31,873
         Receivable-related party                                                190,000                  185,960
                                                                  ----------------------     --------------------

                                      TOTAL CURRENT ASSETS                       282,048                  253,727

OTHER ASSETS
     Property and equipment                                                      161,634                  137,220
     License from related party                                                        1                        1
                                                                  ----------------------     --------------------
                                                                                 161,635                  137,221
                                                                  ----------------------     --------------------

                                                                  $              443,683     $            390,948
                                                                  ======================     ====================

LIABILITIES & DEFICIT
     CURRENT LIABILITIES
         Accounts payable                                         $              124,211     $            114,234
         Accrued liabilities                                                      75,433                   90,862
         Payable-related party                                                   184,907                  185,157
         Payable - officer                                                     1,536,100                1,497,800
         Deposit on stockq                                                       375,000                        0
         Payable - director                                                       74,889                  342,942
         Loans payable                                                           195,000                  195,000
                                                                  ----------------------     --------------------

                                 TOTAL CURRENT LIABILITIES                     2,565,540                2,425,995

         Deferred credit                                                           4,216                    5,366

     STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding 14,509,304
              shares (14,292,411 at May 31, 2000)                                 20,698                   20,371
         Additional paid-in capital                                            6,314,414                3,910,463
         Deficit accumulated during the
           development stage                                                  (8,461,185)              (5,971,247)
                                                                  ----------------------     --------------------

                               TOTAL STOCKHOLDERS' DEFICIT                    (2,126,073)              (2,040,413)
                                                                  ----------------------     --------------------

                                                                  $              443,683     $            390,948
                                                                  ======================     ====================


                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Three Months Ended                  Nine Months Ended           From Date of
                                                       February 28,                       February 28,              inception to
                                                  2001              2000             2001              2000           02/28/01
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0                0                 0                0                 0

Other income                                               0                0                 0                0             8,000

Depreciation and amortization                         11,853           19,968            32,261           36,811           235,152
Interest expense                                       5,850            9,750            17,550           18,463            92,576
Research and development                              64,011           10,257           163,530           98,845           825,555
Loss on settlement of shares                               0                0           331,396           95,090           426,486
General and administrative expenses                  257,858          167,823         1,945,201        1,553,188         6,846,150
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                                                     339,572          207,798         2,489,938        1,802,397         8,425,919
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $       (339,572) $      (207,798)  $    (2,489,938) $    (1,802,397)  $    (8,417,919)
                                            ================  ===============   ===============  ===============   ===============

Basic and diluted loss per share
Net income (loss) per weighted
   average share                            $           (.02) $          (.01)  $          (.17) $          (.13)
                                            ================  ===============   ===============  ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              14,380,493       14,243,411        14,380,493       14,243,411
                                            ================  ===============   ===============  ===============

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                        Nine Months Ended             From Date of
                                                                          February 28,                inception to
                                                                     2001              2000            02/28/2001
                                                               ---------------    ---------------  ------------------
OPERATING ACTIVITIES
  Net (loss)                                                   $    (2,489,938)   $    (1,802,397) $       (8,417,919)
  Adjustments to reconcile net (loss) to cash provided
     (used) by operating activities:
       Depreciation                                                     32,261             36,811             235,152
       Amortization of deferred credit                                  (1,150)            (1,150)             (3,450)
       Free rent                                                             0                  0               7,666
       Stock issued for services                                     2,072,671            983,431           3,638,012
       Loss on settlement of shares                                    331,606                  0             331,606
       Related party advances                                                0                  0             305,402
       Foreign exchange fluctuation                                     38,300            (24,400)            122,800
       Changes in assets and liabilities:
         Sales tax receivable                                           (1,658)            12,703             (28,797)
         Prepaid expenses                                              (10,347)             1,084             (42,220)
         Officer loan                                                        0            357,420                   0
         Receivable - related party                                     (4,040)           (34,381)           (495,402)
         Accounts payable                                                9,978           (219,953)            124,212
         Accrued liabilities                                           (15,429)              (147)             75,433
         Payable - related party                                          (250)            (8,071)            184,907
         Payable - director                                           (268,053)            53,097              74,889
                                                               ---------------    ---------------  ------------------
                                    NET CASH PROVIDED (USED)
                                     BY OPERATING ACTIVITIES          (306,049)          (645,953)         (3,887,709)

INVESTING ACTIVITIES
  Purchase of property & equipment                                     (56,675)           (11,003)           (396,786)
                                                               ---------------    ---------------  -------------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES           (56,675)           (11,003)           (396,786)

FINANCING ACTIVITIES
  Loan                                                                       0                  0             601,850
  Repayment of loan                                                          0            (22,987)           (406,850)
  Loan from director                                                         0                  0           2,085,250
  Deposit on stock                                                     375,000                  0             375,000
  Stock sold                                                                 0                282                 382
  Contribution to paid-in capital by director                                0            691,613           1,649,894
                                                               ---------------    ---------------  ------------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           375,000            668,908           4,305,526
                                                               ---------------    ---------------  ------------------

                           INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS            12,276             11,952              21,031

Cash and cash equivalents at beginning of year                           8,755             14,473                   0
                                                               ---------------    ---------------  ------------------

                            CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $        21,031    $        26,425  $           21,031
                                                               ===============    ===============  ==================

Cash paid for interest                                         $        17,550    $        21,450  $           47,900
                                                               ===============    ===============  ==================

During the nine months ended February 28, 2001, the Company issued 216,893 shares of common stock for services of $2,072,671 and to settle liabilities of $331,606. During the nine months ended February 29, 2000, the Company issued 204,000 shares of common stock for services of $983,431.