Form 10KSB
period 2001-05-31
DELSECUR CORP
filed 2001-10-11
CIK 894498

Page 1





                                  DELSECUR CORP



                               Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: Oct. 10, 2001
                            Period End: May 31, 2001


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: DLSC

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2001

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of September 5, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $12,775,112.40 based on 7,514,772 shares and a bid price of $1.70.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                         Class                   Outstanding as of May 31, 2001
$.001 PAR VALUE CLASS A COMMON STOCK                    14,509,304 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                          Form 8-K filed March 10, 1998

                                     PART I

ITEM 1.  Business.

     Certain statements contained in this Annual Report on Form 10-K ("Report"), including, without limitation, statements containing the words "anticipates", "expects, "hopeful" and words of similar import, constitute "forward-looking statements. "Readers should not place undue reliance on these forward-looking statements. delSECUR's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by the Company described in this Report, including the "Risk Factors" section contained in this Item 1, and the other documents delSECUR files with the Securities and Exchange Commission ("SEC"), including its most recent reports on Form 8-K and Form 10-Q, and amendments thereto.

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

     Patent protection was pending for the del-ID system in the United States. Since June 26, 2001, The United States Patent application has been allowed for issuance by the U.S. Department of Commerce Patent and Trademark Office.

     We improved the technology from a proof of concept to totally functional devices that we called "the first generation". Those del-ID(Registered) devices will be implemented for dedicated applications with leading corporations. The secondary done in parallel covers the implementation of a study in a controlled laboratory environment. During the last two years, an amount of $446,521 was spent for Research & Development, $184,569 for the year ending May 31, 2000 and $261,952 for the year ending May 31, 2001.

     Moreover, culminating several months of discussions with various agencies and senior levels of the United States Government, the Company is involved with National Security Agency who has signed a Confidential Agreement. The signing of the agreement will permit delSECUR inc. to disclose its core del-ID(Registered) technology to NSA for testing and evaluation as a national and international means of protection against computer hacking. They have to make recommendations to the US Federal Government. The signing of this Confidentiality Agreement confirmed the uniqueness and innovative aspects of the del-ID(Registered) technology, as mentioned on the Press Release issued on April 5th, 2000. The next step will be the implementation of the totally functional del-ID technology within their laboratory as agreed with their representatives.

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

     The Company will not manufacture del-ID (Registered) cards or card readers directly. This will tend to minimize the capital requirements of the Company, its principal activities being limited to marketing the del-ID system to manufacturers and/or users internationally. Anticipated sources of revenue are license fees payable by government agencies and corporate entities for the right to manufacture, use or sell cards and card readers incorporating the del-ID system, as well as royalty payments by such entities for each card and reader employed in a del-ID system. We anticipate the first commercial revenue following the issuance of first application results from our technology showcases.

     delSECUR Corporation announced July 1st 1999 the creation of a new wholly owned subsidiary, delSECUR USA Inc., incorporated in Delaware and with its principal offices located at 555, 11th Street NW, 6th Floor, Lincoln Square, Washington D.C. 20004.

     This subsidiary has been created specifically to manage all delSECUR operations in the United States. The decision to locate the offices in Washington D.C. was made following the recent expressions of interest in the del-ID (Registered) technology by several U.S. Government agencies. This subsi-diary has no employee and does not have any operations.

     The corporation Canadian subsidiary has currently 5 employees of its officers of the Company.

     The Agreement dated February 25, 1998 and the Exclusive License Agreement dated November 12, 1997 were attached as Exhibits A and B to the Company's electronic filing of Form 8-K on March 10, 1998.

     In December 2000, the Company adopted the delSECUR Corporation Stock Option Plan for the granting of stock options to directors, officers, employees and consultants of the Company. The Company has reserved 1,400,000 shares of common stock for issuance under the Plan, in order to enable certain key employees, officers, directors and consultants of the Corporation to participate in the growth of the Corporation and thereby provide effective incentives for such individuals. The Plan shall be managed by the Board of Directors.

     In accordance with the terms of the Plan, the beneficiaries may be granted options to purchase ordinary shares at a price determined by the Board of Directors. The price may not be below the market price in accordance with the regulations established by the regulatory bodies having jurisdiction over the securities of the Corporation. The total amount of common shares of the Corporation that may be subscribed under the Plan is 1,400,000 shares.


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

     No legal proceedings have been incurred as a result of the Agreement dated February 25th,1998, as described in Item 1 above.

     There is two pending legal proceeding described as follows:

     1. The claim pending before the Quebec Court of Appeal commenced on or about January 7, 1999, between three shareholders of delSYNCHRO Inc., appellants vs. Pierre de Lanauze, delSYNCHRO Inc., delSECUR Corporation, delSECUR Inc., & Al., respondents. The appellants claim that delSYNCHRO Inc. is the owner of the {{del-ID system}} developed by Mr. Pierre De Lanauze.; The appellants request the Court to declare delSYNCHRO owner of the invention known as "del- ID" and the related rights and consequently that:

     a) the license agreement related to the DEL-ID invention signed in November 1997 between DELSECUR Inc. and delSECUR Corporation be considered to be signed between delSYNCHRO Inc. and delSECUR Corporation;

     b) the exchange of shares on February 25, 1998 whereby delSECUR Corp-oration issued 9,854,609 of its shares to shareholders of DELSECUR Inc. in exchange for the acquisition by delSECUR Corporation of all the issued shares of DELSECUR Inc. should be amended so that the 9,854,609 shares of delSECUR Corporation will be issued to the shareholders of delSYNCHRO Inc. in exchange for the acquisition by delSECUR Corporation of all the issued shares of delSYNCHRO Inc.

     2. Two former consultants, as Plaintiffs/Cross-Defendants, and delSECUR Inc. and delSECUR Corporation, as Defendants/Cross-Plaintiffs. Plaintiffs were hired to introduce the Defendants to major financial institutions and strategic partners. Plaintiffs cancelled their agreement arguing Defendants prevented them from fulfilling their duties. They claim damages for loss of commissions, value of shares, stock options and damage to reputation, totalling CDN$3,827,350. Defendants vigorously deny the claim, arguing Plaintiffs failed their obligations and are entitled to nothing. Defendants filed a cross-demand claiming from Plaintiffs CDN $ 329,903.99 in reimbursement of value paid and in damages.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter submitted to the Company's security holders for a vote during the fourth quarter of the fiscal year ending May 31, 2001.


                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

     As of September 5, 2001, there were 646 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

     The Company's common stock commenced trading on the NASD Bulletin Board on March 31, 1998 under the symbol GDER. The symbol was changed to DLSC following the name modification as of July 15th 1999. The aggregate market value of the stock held by been non-affiliates on that date was $25,057,619.

     The following table lists the high and low bid prices for the common stock of the Company during the last two most recent years. These quotations are inter-dealer prices without retail mark-up, mark-down and may not represent actual transactions:

NASDAQ-OTC
                                         High Bid          Low Bid
                                          Price             Price
         2001     First Quarter       $        12.8125  $        5.00
                  Second Quarter                8.4375           2.8125
                  Third Quarter                 3.60             1.5625
                  Fourth Quarter                3.26             1.19
         2000     First Quarter       $         4.00    $        1.9375
                  Second Quarter                6.00             1.875
                  Third Quarter                18.125            6.625
                  Fourth Quarter               13.6875           4.437550



     The following table lists the recent sales of unregistered securities During the last fiscal year made by the registrant. In all cases the shares sold were of its common stock, par value $.01 per share.

                                             Number of
Date of Sale      Purchaser                   Shares    Consideration

19-06-00       Sylvain Falardeau               3,380    Services Rendered
19-06-00       James B. Holderman             20,000    Services Rendered
19-06-00       BLC Valeurs Mobilieres         50,000    Services Rendered
14-07-00       Pierre de Lanauze              34,750    Compensation for advance
22-09-00       Michael Mills Productions       3,000    Services Rendered
17-11-00       Lorenzo D'Alesio                4,000    Services Rendered
17-11-00       Pierre de Lanauze              96,763    Compensation for advance
17-11-00       Anthony M. Cieri                5,000    Services Rendered

     All of the above transactions were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     All of the individuals or entities who received shares for services rendered were either employees or consultants or had otherwise rendered services to the Company at the time the shares were received. In each instance the number of shares issued was a negotiated amount, based upon the value of the services as determined by the Company's Board of Directors. These shares have a minimum holding period of one year.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     As a consequence of the Agreement entered into on February 25, 1998, the management and operations of the Company changed to give effect to the new business of the Company as described in Item 1.

     The financing of current operations will be provided in part by the Balance to be received of USD $264,553.95 of the Private placement in the initial amount of USD 750,000. We are also undertaking efforts to proceed with another private placement of USD $1,000,000. We are hopeful to close the transaction before mid-October 2001.

     If needed, the controlling shareholder, Mr. Pierre de Lanauze, will provide the appropriate funding to meet the company's operations. This funding arise from the sales of shares from his personal portfolio. Mr de Lanauze holds 6,975,797 ordinary shares carrying shares certificate number 2010. The total number of shares issued and outstanding of delSECUR CORPORATION is 14,754,026.

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

     The last twelve months have been dedicated to finalizing the technology del-ID(registered) advancing from a concept version all the way to pre-commer-cialization edition devices. We actually have a functional reader to create the abstract image from a living finger with the enrolment software and diagnostics both operational. We have also developed an application a smart card.

     We are now in the process to implement technologies showcases with banks, government and industries. We have already letter of intent to this effect.

     We have gained much intelligence and credibility when the patent has been allowed to Mr. De Lanauze on the del-ID(registered) technology by the U.S. Patent Office. delSECUR can confirm to hold the exclusive, world-wide license of a unique technology of which the intellectual property is official recognized. For a potential licensee this is a factor in their decision to commit to commercialisation and legally with delSECUR.

     There is a momentum to replace personal identification number (PIN) and passwords by a more secure technology. We are in relation with potential users and their interest in the del-ID(registered) technology make the management team confident to generate incomes in the actual fiscal year.

     The Company had a net loss of $2,896,904 for the year ended May 31, 2001 compared with a loss of $2,809,448 for the year ended May 31, 2000. The increased loss of about $87,456 was mainly due to an increase of $77,383 in research and development costs and operating fees.

ITEM 7.  Financial Statements and Supplementary Data.

         See Item 13.
                              DELSECUR CORPORATION.
                              SUMMARY OF OPERATIONS
                                  MAY 31, 2001


                                  2001            2000           1999           1998           1997
                              -------------  -------------   -------------  -------------  -----------

 Total Assets.................$     428,585        390,948  $      777,419   $    845,921  $   580,249
 Revenues.....................            0              0               0              0            0
 Operating Expenses...........    2,896,904      2,809,448       1,274,955      1,021,133      822,219
   Net Earnings (Loss)           (2,896,904)    (2,809,448)     (1,274,955)    (1,021,133)    (822,219)
 Per share data
   Earnings (Loss)............        (0.20)          (.20)          (0.09)         (0.24)       (0.82)
 Average Common Share
   Outstanding................   14,454,026     14,165,615      13,848,300      4,212,075    1,000,000

 As of May 31, 2001 there were 14,509,304 shares outstanding.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.


ITEM 9.  Directors and Executive Officers of the Registrant.

     The following table shows the positions held by the Company's officers and directors during the year ended May 31, 2001. Directors are appointed annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

     On December 14,1998, following the resignation of Mr. J. Randall McCormick (May 4th 1998) and Mrs. Julie Gaucher (December 14th 1998) new Directors and Officers were appointed, who will serve until the next annual meeting of the Company's stockholders. These new Directors and Officers are as follows:

Name                     Age    Position                             Since

Pierre de Lanauze        62     President, CEO, Director             March, 1998
Marc Descheneaux         49     Executive Vice President, Director   March, 1998
Suzanne de Lanauze       39     Secretary/Treasurer, Director        March, 1998


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

     SUZANNE DE LANAUZE, graduated from Campus Pont-Viau, Laval in 1979. From 1992 to 1995 she was a secretary and paralegal at Colby Monet Demers Delage and Crevier, a Montreal law firm. In 1995 Ms.de Lanauze became an administrative assistant to Pierre de Lanauze President of del Synchro Inc. In 1997 she became Director of Administration of 3127575 Canada Inc. Ms. De Lanauze's responsibi-lities at the Company consist of overall office management as well as legal secretarial functions. Ms. de Lanauze is the daughter of Pierre de Lanauze.


ITEM 10. Executive Compensation.

                                               SUMMARY COMPENSATION TABLE
                                                                                 Long-Term Compensation
                                     Annual Compensation                   Awards                     Payouts
       (a)           (b)       (c)       (d)          (e)             (f)          (g)          (h)           (i)
                                                                  Restricted    Securities
    Name and                                      Other Annual       Stock      underlying     LTIP        All Other
    Principal                Salary    Bonus     Compensation      Award(s)   options/ SARs  Payouts     Compensation
    Position        Year       ($)       ($)          ($)             ($)          (#)          ($)           ($)
-------------------------------------------------------------------------------------------------------------------------
    Pierre de    31/05/01    141,500     Nil          Nil             Nil        500,000        Nil           Nil
    Lanauze,     31/05/00    130,000     Nil          Nil             Nil          Nil          Nil           Nil
 President & CEO 31/05/99    130,000     Nil          Nil             Nil          Nil          Nil           Nil
Marc Descheneaux 31/05/01     85,000     Nil          Nil             Nil        300,000        Nil           Nil
    Execituve    31/05/00     91,465     Nil          Nil             Nil          Nil          Nil           Nil
 Vice-President  31/05/99     81,950     Nil          Nil             Nil          Nil          Nil           Nil
   Suzanne de    31/05/01     55,000     Nil          Nil             Nil        300,000        Nil           Nil
Lanauze, General 31/05/00     40,000     Nil          Nil             Nil          Nil          Nil           Nil
     Manager     31/05/99     40,000     Nil          Nil             Nil          Nil          Nil           Nil
Jean-Francois    31/05/01     60,000     Nil          Nil             Nil        100,000        Nil           Nil
Gregoire,        31/05/00     60,000     Nil          Nil             Nil          Nil          Nil           Nil
Integration,     31/05/99     60,000     Nil          Nil             Nil          Nil          Nil           Nil
Vice-President

                                        Option/SAR Grants in Last Fiscal Year

                                        Individual Grants
---------------------------------------------------------------------------------------------------
                   (a)                          (b)              (c)                 (d)                  (e)
                                             Number of    Percent of total
                                             Securities     options/SARs
                    -
                                             Underlying      Granted to           Exercise
                    -
                                            options/SARs    Employees in           or base            Expiration
                    -
                   Name                     Granted (#)      Fiscal Year        price ($/Sh)             Date
                   ----                     -----------      -----------        ------------             ----
            Pierre de Lanauze             500,000         500,000                    Nil          March 2011
             Marc Descheneaux             300,000         300,000                    Nil          March 2011
             Suzie de Lanauze             300,000         300,000                    Nil          March 2011
          Jean-Fracois Gregoire           100,000         100,000                    Nil          March 2011


ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of September 5, 2001, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                                                         Amount of
                             Title           Name and Address           beneficial            Percent
                           of Class          beneficial owner            ownership           of class
                      ------------------  ----------------------  ----------------------  --------------
                             DIRECTORS AND OFFICERS

                      Common Stock        Mr. Pierre de Lanauze                6,975,797         48.00%
                                          1231, Avenue Theroret
                                          Ile Bizard, Quebec,. Canada
                                          H9E 1H7
                                         (Director and Officer)
                      Common Stock        Mr. Mark Descheneaux                    10,000          0.0006%
                                         1801 McGill College, Suite 1330
                                         Montreal, Quebec, Canada  H3A 2N4
                                         (Director and Officer)
                      Common Stock       Ms. Suzanne de Lanauze                    8,735          0.0006%
                                         1801 McGill College, Suite 1330
                                         Montreal, Quebec, Canada  H3A 2N4
                                         (Director and Officer)
                      Total of all 5% or Greater Shareholders                  7,514,772         51.80%
                      Total of all officers / directors (3 persons)            6,994,532         48.20%


ITEM 12. Certain Relationships and Related Transactions.

     During the year ended May 31, 2001 no officer, director, nominee for election as a director, or associate of such officer, director or nominee is, or was, in debt to the Company. The Company is in debt with Pierre de Lanauze, President and CEO of the Company, regarding the balance due on the distribution rights for an amount of $1,545,700 and for the advance made to the Company for an amount of $235,000.

                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         Financial Statements - May 31, 2001, 2000 and 1999.
         Reports on Form 8-K.

     There were no reports on Form 8-K filed during the fourth quarter of fiscal year ending May 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DELSECUR CORPORATION.

Date: October 10, 2001         By:   /s/  Pierre de Lanauze
                                 Pierre de Lanauze, President, Chairman of the
                               Board and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 10, 2001         By:   /s/  Pierre de Lanauze
                                 Pierre de Lanauze, President, Chairman
                                 of the Board and Director


Date: October 10, 2001         By:   /s/  Suzanne de Lanauze
                               Suzanne de Lanauze,
                                 Secretary/Treasurer and Director


Date: October 10, 2001         By:   /s/  Marc Descheneaux
                                Marc Descheneaux
                                 Executive Vice President, Director

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

June 27, 2001





Independent Auditors' Report

To the Stockholders of
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)


We have audited the consolidated balance sheets of delSECUR Corporation and Subsidiary (note 1) (development stage enterprises) as at May 31, 2000 and 2001 and the consolidated statements of loss, deficit and cash flows for each of the years in the three-year period ended May 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at May 31, 2000 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2001 in accordance with generally accepted accounting principles in the United States of America.





/s/ PriceWaterhouseCoopers LLP
Chartered Accountants
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Consolidated Balance Sheets

As at May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)





                                                                                                  2000                  2001
                                                                                                     $                     $

Assets

Current assets
Cash                                                                                             8,755                     -
Sales taxes receivable                                                                          27,139                44,806
Prepaid expenses                                                                                31,873                37,239
Advances to a common control company, without interest (note 3)                                185,960               185,000
                                                                                      -----------------------------------------

                                                                                               253,727               267,045

Fixed assets (note 4)                                                                          137,220               161,539

License (note 5)                                                                                     1                     1
                                                                                      -----------------------------------------

                                                                                               390,948               428,585
                                                                                      -----------------------------------------

Liabilities

Current liabilities
Bank overdraft                                                                                       -                 1,083
Trade accounts payable                                                                         114,234               218,029
Accrued liabilities                                                                             90,862               108,073
Advances from a common control company, without interest                                       185,157               184,907
Balance due on distribution right (note 5)                                                   1,497,800             1,545,700
Advances from a director, without interest (note 6)                                            342,942               235,000
Demand loans, bearing interest at a monthly rate varying from 0.5% to 1%                       195,000               190,000
Deposit on shares not yet issued                                                                     -               375,000
                                                                                      -----------------------------------------

                                                                                             2,425,995             2,857,792
                                                                                      -----------------------------------------

Deferred credit                                                                                  5,366                 3,832
                                                                                      -----------------------------------------

Commitments and contingencies (notes 13 and 14)

Stockholders' Deficiency

Common stock, US$0.001 par value
Authorized
      100,000,000 Shares

Issued and outstanding (note 7)
      14,509,304 Shares (2000 - 14,292,411)                                                     20,371                20,698

Additional paid-up capital (note 9)                                                          3,910,463             6,414,414

Deficit accumulated during the development stage                                            (5,971,247)           (8,868,151)
                                                                                      -----------------------------------------

                                                                                            (2,040,413)           (2,433,039)
                                                                                      -----------------------------------------

                                                                                               390,948               428,585
                                                                                      -----------------------------------------

delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Consolidated Statements of Loss


--------------------------------------------------------------------------------

(expressed in Canadian dollars)





                                                                                     Years ended May 31,        From date of
                                                                                                                inception to
                                                -----------------------------------------------------------
                                                                                                                     May 31,
                                                            1999                2000                2001                2001
                                                               $                   $                   $                   $
Revenue
Interest                                                       -                   -                   -               5,000
Management income                                              -                   -                   -               3,000
                                                -------------------------------------------------------------------------------

                                                               -                   -                   -               8,000
                                                -------------------------------------------------------------------------------

Expenses
Depreciation                                              60,671              52,274              46,951             249,843
Interest expense                                          22,150              27,700              23,300              98,326
Research and development (net of tax credits
      of nil for 2001; 2000 - $28,588;
      1999 - nil)                                        242,130             184,569             261,952             923,977
Loss on settlement of shares                                   -              95,090             331,396             426,486
General and administrative expenses                      950,004           2,449,815           2,233,305           7,134,253
                                                -------------------------------------------------------------------------------

                                                       1,274,955           2,809,448           2,896,904           8,832,885
                                                -------------------------------------------------------------------------------

Net loss                                              (1,274,955)         (2,809,448)         (2,896,904)         (8,824,885)
                                                -------------------------------------------------------------------------------

Net loss per weighted average share (basic
      and diluted) (note 10)                               (0.09)              (0.20)              (0.20)
                                                -----------------------------------------------------------

delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Consolidated Statements of Deficit


--------------------------------------------------------------------------------

(expressed in Canadian dollars)





                                                                                     Years ended May 31,        From date of
                                                                                                                inception to
                                                -----------------------------------------------------------
                                                                                                                     May 31,
                                                            1999                2000                2001                2001
                                                               $                   $                   $                   $
Deficit accumulated during the development
      stage -
      Beginning of year                               (1,886,844)         (3,161,799)         (5,971,247)                  -

Net loss                                              (1,274,955)         (2,809,448)         (2,896,904)         (8,824,885)

Amount from additional paid-up capital (note
      9)                                                       -                   -                   -             (43,266)
                                                -------------------------------------------------------------------------------

Deficit accumulated during the development
      stage -
      End of year                                     (3,161,799)         (5,971,247)         (8,868,151)         (8,868,151)
                                                -------------------------------------------------------------------------------



delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Consolidated Statements of Cash Flows


--------------------------------------------------------------------------------

(expressed in Canadian dollars)




                                                                                     Years ended May 31,        From date of
                                                                                                                inception to
                                                -----------------------------------------------------------
                                                                                                                     May 31,
                                                            1999                2000                2001                2001
                                                               $                   $                   $                   $
Cash flows provided by (used in)

Operating activities
Net loss                                              (1,274,955)         (2,809,448)         (2,896,904)         (8,824,885)
Adjustments to reconcile loss to net cash
      provided by operating activities
      Depreciation of property and equipment              60,671              52,274              46,951             249,842
      Provision on common control company
           advances                                            -              15,000               5,000             310,402
      Loss on foreign exchange fluctuation                60,700              23,800              47,900             132,400
      Amortization of deferred credit                       (766)             (1,534)             (1,534)             (3,834)
      Free rent                                            7,666                   -                   -               7,666
      Services rendered paid for with common
           shares                                              -           1,565,341           2,403,951           3,969,292
Changes in
      Sales taxes receivable                              97,145               8,369             (17,667)            (44,806)
      Prepaid expenses                                   (24,038)             (1,015)             (5,366)            (37,239)
      Advances to a common control company               (33,087)            (30,224)             (4,040)           (495,402)
      Director loan                                       29,687             700,362            (107,942)            235,000
      Trade accounts payable                             217,311            (197,695)            103,795             218,029
      Accrued liabilities                                (63,273)             55,935              17,211             108,073
      Advances from a common control company              43,670              (4,720)               (250)            184,907
                                                -------------------------------------------------------------------------------

                                                        (879,269)           (623,555)           (408,895)         (3,990,555)
                                                -------------------------------------------------------------------------------

Financing activities
Loan                                                     188,500                   -                   -             601,850
Repayment of loan                                       (205,636)            (52,987)             (5,000)           (411,850)
Loan from a director                                           -                   -                   -           2,085,250
Increase in bank overdraft                                     -                   -               1,083               1,083
Contribution from a director                             958,281             691,613             100,000           1,749,894
Share issues                                                   -                 282                 327                 709
Deposit on shares                                              -                   -             375,000             375,000
                                                -------------------------------------------------------------------------------

                                                         941,145             638,908             471,410           4,401,936
                                                -------------------------------------------------------------------------------

Investing activities
Additions to fixed assets                                (50,600)            (21,071)            (71,270)           (411,381)
                                                -------------------------------------------------------------------------------

Increase (decrease) in cash during the year               11,276              (5,718)             (8,755)                  -

Cash - Beginning of year                                   3,197              14,473               8,755                   -
                                                -------------------------------------------------------------------------------

Cash - End of year                                        14,473               8,755                   -                   -
                                                -------------------------------------------------------------------------------
Non-cash financing and investing activities
Repayment of a loan to a shareholder (note 9)                  -                   -                   -          (2,085,250)
                                                -------------------------------------------------------------------------------

Acquisition of license (note 5)                                -                   -                   -          (1,413,299)
                                                -------------------------------------------------------------------------------

Supplemental cash flow information
Cash paid for interest                                    22,150              27,700              23,300              98,326



delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)



1    Incorporation and nature of operations

     delSECUR Corporation, a development stage enterprise, was incorporated under the laws of the State of Utah on February 6, 1986 and subsequently incorporated under the laws of the State of Nevada on December 31, 1993 under the name of Grandeur Inc. Effective May 28, 1999, the company legally changed its name to delSECUR Corporation. Through its subsidiary, DELSECUR Inc., the company is at the commercialization stage of the "DEL ID" project.

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


2    Significant accounting policies

     These consolidated financial statements are expressed in Canadian dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

     Consolidation

     These consolidated financial statements include the accounts of the company and its subsidiary.

     Accounting methods

     The company recognizes revenue and expenses based on the accrual method of accounting.

     Dividend policy

     The company has not yet adopted any policy regarding payment of dividends.

     Cash and cash equivalents

     For financial statement purposes, the company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Earnings (loss) per share

     Earnings or loss per common  share is computed  by  dividing  net  earnings
     (loss) by the weighted average number of common shares outstanding during each year.
                                                                             (1)
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


     Fixed assets and depreciation

     Fixed assets are recorded at cost. Depreciation is calculated using the declining balance method at a rate of 30% for computer equipment and 20% for office equipment.

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

                                                                             (2)
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


     Use of estimates

     These financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgements of management with consideration given to materiality. Actual results could differ from those estimates.

     Fair value of financial instruments

     Due to their short-term maturity, the carrying values of certain financial instruments were assumed to approximate their fair values. The financial instruments include: sales taxes receivable and advances to a common control company included in current assets, trade accounts payable, accrued liabilities, advances from a common control company, balance due on distribution right and demand loans included in current liabilities.

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

     Recent accounting pronouncements

     In 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" has been issued. delSECUR Corporation must adopt the statements on June 1, 2001. The statements outline accounting and reporting standards for derivative instruments and hedging activities. Under the standard, all derivatives will be recognized at fair value and will be accounted for depending on the intended use of each derivative and its designation as a hedge. The adoption of the statement will have no impact on the balance sheet and the statement of loss.

                                                                             (3)
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


     After the year ended May 31, 2001, the Financial Accounting Standards Board approved for issuance SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement, which for delSECUR will be June 1, 2002. However, for any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized.

     It is expected that SFAS 141 and SFAS 142 will not have an impact on the company's business, results of operations and financial condition.


3    Advances to a common control company

                                                                                                  2000                  2001
                                                                                                     $                     $
      Balance - Beginning of year                                                              461,138               491,362
      Payments net of charges                                                                   30,224                 4,040
                                                                                      -----------------------------------------

                                                                                               491,362               495,402
      Provision on common control company advances                                            (305,402)             (310,402)
                                                                                      -----------------------------------------

      Balance - End of year                                                                    185,960               185,000
                                                                                      -----------------------------------------


                                                                             (4)
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


4    Fixed assets

                                                                                                                        2000
                                                               ----------------------------------------------------------------

                                                                                           Accumulated
                                                                           Cost           depreciation                   Net
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
                                                               ----------------------------------------------------------------

                                                                                                                        2001
                                                               ----------------------------------------------------------------

                                                                                           Accumulated
                                                                           Cost           depreciation                   Net
                                                                              $                      $                     $

      Computer equipment                                                385,433                238,334               147,099
      Office equipment                                                   25,949                 11,509                14,440
                                                               ----------------------------------------------------------------

                                                                        411,382                249,843               161,539
                                                               ----------------------------------------------------------------


5    License

     On November 12, 1997, the principal stockholder of the company and owner of an invention consisting of an apparatus and method, including related software, for scanning and storing an optical representation of a finger's capillary lines entered into an agreement with the company whereby he granted the company the exclusive right to commercialize the invention which shall include, among other things, manufacturing and marketing the invention under the terms and conditions contained therein for the consideration of US$1,000,000 (CA$1,545,700 as at May 31, 2001). In
     addition to these considerations, the company agrees to pay the owner a royalty equal to 2% of all revenues derived by the company, directly or indirectly, from the invention, provided the royalty shall be renegotiated to a lesser amount if the U.S. patent is not issued.

     This transaction was measured at its carrying value of $1. The excess of the consideration payable over the carrying value at the date of the transaction was recorded against additional paid-up capital and deficit.

     On June 26, 2001, the company received a notice of allowance for the application of the U.S. patent.

                                                                             (5)
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


6    Advances from a director

     As indicated in note 1 to these financial statements, the company is a development stage enterprise and has yet to earn revenue. The current funding of the operation is provided by the principal stockholder of the company. The balance due at May 31, 2000 has been settled through the issuance of 34,750 shares as at July 14, 2000 and 96,763 shares as at November 8, 2000. These shares have a minimum holding period of one year.


7    Common stock

                                                 1999                    2000                    2001           From date of
                                                                                                                inception to
                                                                                                                May 31, 2001
                                 ----------------------- ---------------------------------------------- -----------------------
                                     Number     Amount        Number    Amount      Number      Amount      Number     Amount
                                                     $                       $                       $                      $
      Balance - Beginning of      3,848,300     19,715    3,848,300     19,715  14,292,411      20,371           -          -
                                 ----------------------------------------------------------------------------------------------
      Issuances of common stock
           February 6, 1986               -          -            -          -           -           -   1,000,000      1,424
           February 26, 1998
                (note 1)                  -          -            -          -           -           -  12,484,300     18,291
      Stocks issued in
           exchange for
           cash (*)
           October 5, 1999
                ($3.67 per
                share -
                $293,960)                 -          -       80,000        119           -           -      80,000        119
           October 25, 1999
                ($3.32 per
                share -
                $368,935)                 -          -      111,111        163           -           -     111,111        163
                                 ----------------------------------------------------------------------------------------------
                                          -          -      191,111        282           -           -  14,039,411     19,997
                                 ----------------------------------------------------------------------------------------------
      Promotional services
           June 8, 1999 ($4.79
                per share -
                $479,150)                 -          -      100,000        147           -           -     100,000        147
           October 5, 1999
                ($5.40 per
                share -
                $129,766)                 -          -       24,000         35           -           -      24,000         35
           October 25, 1999
                ($4.15 per
                share -
                $136,990)                 -          -       33,000         49           -           -      33,000         49
           December 1, 1999
                ($9.94 per
                share -
                $348,064)                 -          -       35,000         52           -           -      35,000         52
           April 5, 2000
                ($16.70 per
                share -
                $233,843)                 -          -       14,000         21           -           -      14,000         21
           June 19, 2000
                ($16.64 per
                share -
                $332,741)                 -          -            -          -      20,000          30      20,000         30
           June 19, 2000
                ($16.64 per
                share -
                $831,852)                 -          -            -          -      50,000          74      50,000         74
           November 13, 2000
                ($5.11 per
                share -
                $20,434)                  -          -            -          -       4,000           6       4,000          6
                                 ----------------------------------------------------------------------------------------------
                                          -          -      206,000        304      74,000         110     280,000        414
                                 ----------------------------------------------------------------------------------------------

                                                                             (6)
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)



                                                  1999                    2000                    2001           From date of
                                                                                                                 inception to
                                                                                                                 May 31, 2001
                                 ----------------------- ---------------------------------------------- -----------------------
                                    Number      Amount       Number     Amount       Number     Amount      Number     Amount
                                                     $                       $                       $                      $
      Salaries
           June 8, 1999 ($5.51
                per share -
                $55,100)                  -          -       10,000         15           -           -      10,000         15
                                 ----------------------------------------------------------------------------------------------

      Loss on settlement of
           shares
           June 8, 1999 ($3.52
                per share -
                $95,090)                  -          -       27,000         40           -           -      27,000         40
           June 19, 2000
                ($16.64 per
                share -
                $56,233)                  -          -            -          -       3,380           5       3,380          5
           July 14, 2000
                ($17.72 per
                share -
                $615,709)                 -          -            -          -      34,750          51      34,750         51
           November 8, 2000
                ($5.11 per
                share -
                $494,317)                 -          -            -          -      96,763         149      96,763        149
                                 ----------------------------------------------------------------------------------------------

                                          -          -       27,000         40     134,893         205     161,893        245
                                 ----------------------------------------------------------------------------------------------

      Other services
           June 8, 1999 ($4.79
                per share -
                $49,715)                  -          -       10,000         15           -           -      10,000         15
           September 13, 2000
                ($9.15 per
                share -
                $27,448)                  -          -            -          -       3,000           5       3,000          5
           November 13, 2000
                ($5.11 per
                share -
                $25,543)                  -          -            -          -       5,000           7       5,000          7
                                 ----------------------------------------------------------------------------------------------

                                          -          -       10,000         15       8,000          12      18,000         27
                                 ----------------------------------------------------------------------------------------------

                                 13,848,300     19,715   14,292,411     20,371  14,509,304      20,698  14,509,304     20,698
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

8    Stock option plan

     In December 2000, the company adopted the delSECUR Corporation 2000 Stock Plan (the "Plan"). The Plan provides for the granting of stock options to directors, officers, employees and consultants of the company. The company has reserved 1,400,000 shares of common stock for issuance under the Plan.

     The exercise price under the Plan shall be determined by the Board on the date an option is granted provided, however, that such price may not be less than the market price of the shares on the grant date. Options granted under the Plan do not have a defined vesting period; however, the Board may subject the exercise of the options to certain conditions.

                                                                             (7)
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


     During the year, 1,200,000 options were granted at a price equal to the market value on the day immediately preceding the date the options were granted. The fair value of options granted during the year was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.35%, no dividends, expected lives of three years and volatility of 125%.

     A summary of the status of the Plan as of May 31, 2001 and the changes during the year ended May 31, 2001 is presented below:


           Outstanding - Beginning of year                          -
           Granted                                          1,200,000
           Exercised                                                -
           Cancelled                                                -
                                                     ------------------

           Outstanding - End of year                        1,200,000
                                                     ------------------

           Options exercisable - End of year                1,200,000
                                                     ------------------

     The options have an average remaining life of 9 years, 7 months and the exercise price of each option is US$2.00. The weighted average fair value of an option granted during the year is US$1.49.


9    Additional paid-up capital

                                                                                                                From date of
                                                                                                                inception to
                                                                                                                     May 31,
                                                            1999                2000                2001                2001
                                                               $                   $                   $                   $

      Balance - Beginning of year                        695,602           1,653,883           3,910,463                   -
      Issuance of capital at inception                         -                   -                   -              (1,324)
      Add: Increase of contributed surplus
           from issuance of shares                             -           1,564,967           2,403,951           3,968,918
      Add: Loans forgiven                                      -                   -                   -           2,085,250
      Add: Contribution from a director                  958,281             691,613             100,000           1,749,894
      Deduct: License (note 5)                                 -                   -                   -          (1,413,299)
                                                -------------------------------------------------------------------------------

                                                       1,653,883           3,910,463           6,414,414           6,389,439

      Amount transferred to deficit                            -                   -                   -              43,266
      Recapitalization on February 26, 1998
           (note 1)                                            -                   -                   -             (18,291)
                                                -------------------------------------------------------------------------------

      Balance - End of year                            1,653,883           3,910,463           6,414,414           6,414,414
                                                -------------------------------------------------------------------------------


                                                                             (8)
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


10   Loss per common share

     Basic loss per common share was calculated by dividing the net loss by the weighted average number of common shares outstanding during the year. As a result of the net losses for the year ended May 31, 2001, the effect of converting options was antidilutive.

     The following table details the weighted average number of common shares outstanding:

                                                                           1999                   2000                  2001
           Weighted average number of common shares
                outstanding - basic                                  13,848,300             14,165,615            14,454,026

           Weighted average effect of dilutive securities
                Employee stock options                                        -                      -                76,271
                                                               ----------------------------------------------------------------

           Weighted average number of common shares
                outstanding - diluted                                13,848,300             14,165,615            14,530,297
                                                               ----------------------------------------------------------------


11   Income taxes

     The company's net deferred tax asset is comprised of the following:

                                                                                                  2000                  2001
                                                                                                     $                     $
           Net operating loss carryforwards                                                  1,621,400             1,997,100
           Research and development tax credits                                                 76,200               250,100
           Difference between carrying value versus tax basis for:
                Fixed assets                                                                   (26,200)              (67,100)
                Advances to a common control company                                            77,900                78,200
                License                                                                        350,900               326,300
                Research and development expenses                                              135,100               283,100
                Foreign currency translation                                                         -                50,600
                                                                                      -----------------------------------------

                                                                                             2,235,300             2,918,300
           Less: Valuation allowance                                                         2,235,300             2,918,300
                                                                                      -----------------------------------------

                                                                                                     -                     -
                                                                                      -----------------------------------------


                                                                             (9)
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


     The provision for income taxes varies from the expected provision at the statutory rate for the following reasons:

                                                                           1999                   2000                  2001
                                                                              %                      %                     %
           Combined basic federal and provincial
                statutory tax rate                                          (45)                   (45)                  (45)
           Deduction for active business income earned in
                Quebec                                                        7                      7                     7
           Valuation allowance                                               36                     37                    37
           Permanent differences including amortization
                of goodwill and
                non-deductible items                                          2                      1                     1
                                                               ----------------------------------------------------------------

           Provision for income taxes per the financial
                statements                                                    -                      -                     -
                                                               ----------------------------------------------------------------

     Due to the uncertainty regarding the realization of the favourable tax attributes in future tax returns, the company has recognized a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

     As of May 31, 2001, the company has net operating loss carryforwards available to reduce its future taxable income of approximately $5,257,800 and $5,471,800 for federal and provincial income tax purposes respectively. These losses will expire between 2003 and 2007 if not utilized beforehand.


12   Related party transactions

     During the three-year period, the company made the following transactions with two companies owned by the principal stockholder:

                                                            1999                   2000                  2001
                                                               $                      $                     $
           Expenses                                       77,850                      -                     -
           Acquisition of fixed assets                    40,855                      -                     -

     The expenses occurred in the normal course of the company's activities and were measured at the exchange value.

     The fixed assets were acquired from companies under common control at a cost equal to the net book value of the vendor.


                                                                            (10)
delSECUR Corporation and Subsidiary (note 1)
(development stage enterprises)
Notes to Consolidated Financial Statements

May 31, 2000 and 2001
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


13   Contingencies

     a) An application was filed by three minority shareholders of Delsynchro Inc., a common control company, which requested the Court to declare Delsynchro owner of the invention known as "DEL ID" and the related rights and consequently that:

          i) the license agreement related to the DEL ID invention signed in November 1997 between DELSECUR Inc. and delSECUR Corporation be considered to be signed between Delsynchro Inc. and delSECUR Corporation;

          ii) the exchange of shares on February 25, 1998 whereby delSECUR Corporation issued 9,854,609 of its shares to shareholders of DELSECUR Inc. in exchange for the acquisition by delSECUR Corporation of all the issued shares of DELSECUR Inc. should be amended so that the 9,854,609 shares of delSECUR Corporation will be issued to the shareholders of Delsynchro Inc., a common control company, in exchange for the acquisition by delSECUR Corporation of all the issued shares of Delsynchro Inc.

          During the year, the company received a judgement in its favour. The case is still pending as the plaintiffs intend to appeal.

          Management believes that the resolution of the litigation in which Delsynchro Inc. is involved would not have a material adverse effect on the financial condition or results of operations of the company.

     b) An application was filed by two former consultants to the company requesting an important sum of money for damages resulting from an alleged breach of contract. The company has responded with an application against the same two former consultants for breach of contract and libel. Management believes that the resolution of the litigation will not have an adverse effect on the financial condition or results of operations of the company.


14   Contractual obligations

     The company has signed a rental contract whereby it must pay a base rent as well as additional fees. The contract expires in November 2003. The rent expense is $19,917 (2000 - $19,907; 1999 - $44,360). The base rent for the next three years is as follows:

                                $

           2002            21,444
           2003            21,444
           2004            10,722


                                                                            (11)