Form 10QSB
period 2001-08-31
DELSECUR CORP
filed 2001-10-22
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended August 31, 2001
                                        ---------------

[]   Transition report under Section 13 or 15(d) of the Exchange Act

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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                   Outstanding as of August 31, 2001
------------------------         ---------------------------------
$.001 PAR VALUE CLASS A                    14,809,304 Shares
COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

Certain statements contained in this Quarterly Report on Form 10-QSB ("Report"), including, without limitation, statements containing the words "anticipates", "expects, "hopeful" and words of similar import, constitute "forward-looking statements. "Readers should not place undue reliance on these forward-looking statements. delSECUR's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by the Company described in this report, and the other documents delSECUR files with the Securities and Exchange Commission ("SEC"), including its most recent reports on Form 8-K and Form 10-QSB, and amendments thereto."

ITEM 1.           Financial Statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2001 are not necessarily indicative of the results that can be expected for the year ending May 31, 2002.

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                        August 31,                  May 31,
                                                                           2001                      2001
                                                                  ----------------------     ---------------------
ASSETS                                                                  (Unaudited)                (Audited)
   CURRENT ASSETS
     Cash                                                         $                    0     $                   0
     Subscription receivable                                                     410,270                         0
     Sales taxes receivable                                                       50,640                    44,806
     Prepaid expenses                                                             32,293                    37,239
     Receivable-related party                                                    185,000                   185,000
                                                                  ----------------------     ---------------------

                                      TOTAL CURRENT ASSETS                       678,203                   267,045

OTHER ASSETS
   Property and equipment                                                        149,785                   161,539
   License from related party                                                          1                         1
                                                                  ----------------------     ---------------------
                                                                                 149,786                   161,540
                                                                  ----------------------     ---------------------

                                                                  $              827,989     $             428,585
                                                                  ======================     =====================

LIABILITIES & DEFICIT
   CURRENT LIABILITIES
     Bank overdraft                                               $               69,587     $               1,083
     Accounts payable                                                            183,987                   218,029
     Accrued liabilities                                                          39,493                   108,073
     Payable-related party                                                       184,907                   184,907
     Payable - officer                                                         1,550,800                 1,545,700
     Payable - director                                                          255,607                   235,000
     Loans payable                                                               190,000                   190,000
     Deposit on shares not yet issued                                                  0                   375,000
                                                                  ----------------------     ---------------------

                                 TOTAL CURRENT LIABILITIES                     2,474,381                 2,857,792

     Deferred credit                                                               3,449                     3,832

   STOCKHOLDERS' DEFICIT
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 14,809,304
                       shares (14,509,304 at May 31, 2001)                        21,154                    20,698
     Additional paid-in capital                                                7,456,814                 6,414,414
     Deficit accumulated during the development
       stage                                                                  (9,127,809)               (8,868,151)
                                                                  ----------------------     ---------------------

                               TOTAL STOCKHOLDERS' DEFICIT                    (1,649,841)               (2,433,039)
                                                                  ----------------------     ---------------------

                                                                  $              827,989     $             428,585
                                                                  ======================     =====================

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                              Three Months Ended                  From Date of
                                                                  August 31,                      inception to
                                                          2001                  2000                8/31/2001
                                                 -----------------     -------------------     -----------------
Net sales                                        $               0     $                 0     $               0
Cost of sales                                                    0                       0                     0
                                                 -----------------     -------------------     -----------------

                                GROSS PROFIT                     0                       0                     0

Other income                                                     0                       0                 8,000

Depreciation and amortization                               11,754                   9,863               261,596
Interest expense                                             5,700                   7,250               104,026
Research and development                                    28,741                  43,900               952,718
Loss on settlement of shares                                     0                 232,841               426,486
General and administrative expenses                        213,463               1,323,288             7,347,717
                                                 -----------------     -------------------     -----------------
                                                           259,658               1,617,142             9,092,543
                                                 -----------------     -------------------     -----------------

                                    NET LOSS     $        (259,658)    $        (1,617,142)    $      (9,084,543)
                                                 =================     ===================     =================
Net income (loss) per weighted
   average share                                 $            (.02)    $              (.11)
                                                 =================     ===================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                    14,763,652              14,316,548
                                                 =================     ===================

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                       Three Months Ended             From Date of
                                                                           August 31,                 inception to
                                                                     2001              2000             8/31/2001
                                                               ---------------    ---------------  ------------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (259,658)   $    (1,617,142) $       (9,084,543)
  Adjustments to reconcile net (loss) to cash
     provided (used) by operating activities:
       Depreciation                                                     11,754              9,863             261,596
       Amortization of deferred credit                                    (383)              (383)             (4,217)
       Free rent                                                             0                  0               7,666
       Stock issued for services                                             0          1,836,376           3,969,292
       Related party advances                                                0                  0             310,402
       Foreign exchange fluctuation                                      5,100            (26,300)            137,500
       Changes in assets and liabilities:
         Subscription receivable                                      (410,270)                 0            (410,270)
         Sales tax receivable                                           (5,834)           (14,015)            (50,640)
         Prepaid expenses                                                4,946             11,378             (32,293)
         Officer loan                                                   20,607           (144,709)            255,607
         Receivable - related party                                          0               (600)           (495,402)
         Accounts payable                                              (34,042)           (19,839)            183,987
         Accrued liabilities                                           (68,580)           (30,741)             39,493
         Payable - related party                                             0                  0             184,907
                                                               ---------------    ---------------  ------------------
                                    NET CASH PROVIDED (USED)
                                     BY OPERATING ACTIVITIES          (736,360)             3,888          (4,726,915)

INVESTING ACTIVITIES
  Purchase of property & equipment                                           0               (917)           (411,381)
                                                               ---------------    ---------------  ------------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0               (917)           (411,381)

FINANCING ACTIVITIES
  Loan                                                                       0                  0             601,850
  Repayment of loan                                                          0                  0            (411,850)
  Loan from director                                                         0                  0           2,085,250
  Increase in Bank overdraft                                            68,504                  0              69,587
  Stock sold                                                               456                160               1,165
  Contribution by director                                            (100,000)                 0           1,649,894
  Deposit on shares                                                   (375,000)                 0                   0
  Increase in paid-in capital                                        1,142,400                  0           1,142,400
                                                               ---------------    ---------------  ------------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           736,360                160           5,138,296
                                                               ---------------    ---------------  ------------------

                           INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS                 0              3,131                   0

Cash and cash equivalents at beginning of year                               0              8,755                   0
                                                               ---------------    ---------------  ------------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $        11,886  $                0
                                                               ===============    ===============  ==================

NON-CASH FINANCING
  & INVESTING ACTIVITIES
  Repayment of a loan to a shareholder                         $             0    $             0  $       (2,085,350)
  Acquisition of license                                                     0                  0          (1,413,299)

Cash paid for interest                                         $         5,700    $         7,250  $          104,026
                                                               ===============    ===============  ==================

During 2001, the Company issued 300,000 shares of common stock for $1,142,400, of which $410,270 is receivable at August 31, 2001.

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

     We improved the technology from a proof of concept to totally functional devices that we called "the first generation". Those del-ID(Registered) devices will be implemented for dedicated applications with leading corporations. The secondary done in parallel covers the implementation of a study in a controlled laboratory environment. During the last two years, an amount of $446,521 was spent for Research & Development, $184,569 for the year ending May 31, 2000 and $261,952 for the year ending May 31, 2001. Research and development expenses were $28,741 and $43,900 for the three months ended August 31, 2000 and 2001 respectively.

     Moreover, culminating several months of discussions with various agencies and senior levels of the United States Government, the Company is involved with National Security Agency who has signed a Confidential Agreement. The signing of the agreement will permit delSECUR Inc. to disclose its core del-ID(Registered) technology to NSA for testing and evaluation as a national and international means of protection against computer hacking. They have to make recommendations to the US Federal Government. The signing of this Confidentiality Agreement confirmed the uniqueness and innovative aspects of the del- ID(Registered) technology, as mentioned on the Press Release issued on April 5th, 2000. The next step will be the implementation of the totally functional del-ID technology within their laboratory as agreed with their representatives.

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

     This subsidiary has been created specifically to manage all delSECUR operations in the United States. The decision to locate the offices in Washington D.C. was made following the recent expressions of interest in the del-ID (Registered) technology by several U.S. Government agencies. This subsidiary has no employees and does not have any operations.

     The corporation's Canadian subsidiary has currently 5 employees of its officers of the Company.

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

     The financing of current operations will be provided in part by the Balance to be received of USD $410,270 of the Private placements in the initial amount of USD $1,750,000. We are hopeful to close the transaction before mid-October 2001.

     If needed, the controlling shareholder, Mr. Pierre de Lanauze, will provide the appropriate funding to meet the company's operations. This funding arise from the sales of shares from his personal portfolio. Mr. de Lanauze holds 6,975,797 ordinary shares carrying shares certificate number 2010. The total number of shares issued and outstanding of delSECUR CORPORATION is 14,809,304.

     Management is of the opinion that the Company's del-ID technology,while as yet untested in the marketplace, represents a viable business opportunity in a number of different fields of government and business activity. Given the well publicized worldwide requirement for ID authentication systems and the paucity of suitable alternatives available, it is the intention of management to proceed by way of co-ventures, joint ventures, sublicense agreements and similar arrangements with major entities, including governments at all levels, that can benefit from implementing the technology in their existing operations. The Company has no present intention to manufacture del-ID products; instead, products will be manufactured by licensed outside suppliers/users.

     The last twelve months have been dedicated to finalizing the technology del- ID(registered) advancing from a concept version all the way to pre-commer-cialization edition devices. We actually have a functional reader to create the abstract image from a living finger with the enrolment software and diagnostics both operational. We have also developed an application for a smart card.

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

     There is a momentum to replace personal identification number (PIN) and passwords by a more secure technology. We are in relation with potential users and their interest in the del- ID(registered) technology make the management team confident to generate incomes in the actual fiscal year.

     As of August 31, 2001, the Company's balance sheet showed an accumulated deficit of $9,127,809, an increase of $259,658 during the three months. Operations to date have been financed principally by loans from senior management and others and sales of common stock. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the current fiscal year.

     The Company had a net loss of $259,658 for the three months ended August 31, 2001 compared with a loss of $1,617,142 for the same period for the prior year. The main decrease from 2000 was reducing promotion expenses by about $1.16 million.

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

                                            delSECUR Corporation


Date:    October 22, 2001          By:  /s/ Pierre de Lanauze
     --------------------             -----------------------------------------
                                            Pierre de Lanauze, President,
                                            Chairman of the Board and Director