Form 10QSB
period 2001-11-30
DELSECUR CORP
filed 2002-01-22
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended November 30, 2001

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

         Class                              Outstanding as of November 30, 2001
$.001 PAR VALUE CLASS A                              14,809,304 Shares
COMMON STOCK

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

ITEM 1.           Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended November 30, 2001 are not necessarily indicative of the results that can be expected for the year ending May 31, 2002.

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)


                                                                       November 30,                 May 31,
                                                                           2001                      2001
ASSETS                                                                  (Unaudited)                (Audited)
   CURRENT ASSETS                                                 ----------------------     ---------------------
     Cash                                                         $                    0     $                   0
     Subscription receivable                                                      98,230                         0
     Sales taxes receivable                                                       20,264                    44,806
     Prepaid expenses                                                             29,421                    37,239
     Receivable-related party                                                    185,000                   185,000
                                                                   ---------------------     ---------------------
                                      TOTAL CURRENT ASSETS                       332,915                   267,045

OTHER ASSETS
   Property and equipment                                                        138,030                   161,539
   License from related party                                                          1                         1
                                                                  ----------------------     ---------------------
                                                                                 138,031                   161,540
                                                                  ----------------------     ---------------------
                                                                  $              470,946     $             428,585
                                                                  ======================     =====================

LIABILITIES & DEFICIT
   CURRENT LIABILITIES
     Bank overdraft                                               $                9,108     $               1,083
     Accounts payable                                                            196,271                   218,029
     Accrued liabilities                                                          84,120                   108,073
     Payable-related party                                                       184,907                   184,907
     Payable - officer                                                         1,572,800                 1,545,700
     Payable - director                                                          240,945                   235,000
     Loans payable                                                               183,000                   190,000
     Deposit on shares not yet issued                                                  0                   375,000
                                                                  ----------------------     ---------------------
                                 TOTAL CURRENT LIABILITIES                     2,471,151                 2,857,792

     Deferred credit                                                               3,066                     3,832

   STOCKHOLDERS' DEFICIT
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 14,809,304
                       shares (14,509,304 at May 31, 2001)                        21,154                    20,698
     Additional paid-in capital                                                7,456,814                 6,414,414
     Deficit accumulated during the development
       stage                                                                  (9,481,239)               (8,868,151)
                                                                  ----------------------     ---------------------
                               TOTAL STOCKHOLDERS' DEFICIT                    (2,003,271)               (2,433,039)
                                                                  ----------------------     ---------------------

                                                                  $              470,946     $             428,585
                                                                  ======================     =====================

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Three Months Ended                  Six Months Ended            From Date of
                                                       November 30,                       November 30,              inception to
                                                  2001              2000             2001              2000           11/30/01
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                              GROSS PROFIT                 0                0                 0                0                 0

Other income                                               0                0                 0                0             8,000

Depreciation and amortization                         11,755           10,545            23,509           20,408           273,351
Interest expense                                       5,630            4,450            11,330           11,700           109,656
Research and development                              53,995           55,619            82,736           99,519         1,006,713
Loss on settlement of shares                               0           98,555                 0          331,396           426,486
General and administrative expenses                  282,050          364,055           495,513        1,687,343         7,629,767
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                                                     353,430          533,224           613,088        2,150,366         9,445,973
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $       (353,430) $      (533,224)  $      (613,088) $    (2,150,366)  $    (9,437,973)
                                            ================  ===============   ===============  ===============   ===============
BASIC AND DILUTED (LOSS) PER
   COMMON SHARE
Net income (loss) per weighted
   average share                            $           (.02) $          (.04)  $          (.04) $          (.15)
                                            ================  ===============   ===============  ===============
Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              14,786,353       14,380,493        14,786,353       14,380,493
                                            ================  ===============   ===============  ===============

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                        Six Months Ended              From Date of
                                                                          November 30,                inception to
                                                                     2001              2000            11/30/2001
OPERATING ACTIVITIES                                           ---------------    ---------------  ------------------
  Net (loss)                                                   $      (613,088)   $    (2,150,366) $       (9,437,973)
  Adjustments to reconcile net (loss) to cash
     provided (used) by operating activities:
       Depreciation                                                     23,509             20,408             273,352
       Amortization of deferred credit                                    (766)              (767)             (4,600)
       Free rent                                                             0                  0               7,666
       Stock issued for services                                             0          2,403,949           3,969,292
       Related party advances                                                0                  0             310,402
       Foreign exchange fluctuation                                     27,100             44,400             159,500
       Changes in assets and liabilities:
         Subscription receivable                                       (98,230)                 0             (98,230)
         Sales tax receivable                                           24,542              3,205             (20,264)
         Prepaid expenses                                                7,818             (2,879)            (29,421)
         Receivable - related party                                          0               (850)           (495,402)
         Accounts payable                                              (21,758)           (13,199)            196,271
         Accrued liabilities                                           (23,953)           (20,603)             84,120
         Payable - related party                                         5,945           (271,353)            425,852
                                    NET CASH PROVIDED (USED)   ---------------    ---------------   -----------------
                                     BY OPERATING ACTIVITIES          (668,881)            11,945          (4,659,435)

INVESTING ACTIVITIES
  Purchase of property & equipment                                           0            (11,935)           (411,382)
                                                               ---------------    ---------------   -----------------
                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0            (11,935)           (411,382)

FINANCING ACTIVITIES
  Loan                                                                       0                  0             601,850
  Repayment of loan                                                     (7,000)                 0            (418,850)
  Loan from director                                                         0                  0           2,085,250
  Increase in Bank overdraft                                             8,025                  0               9,108
  Stock sold                                                               456                327               1,165
  Contribution by director                                            (100,000)                 0           1,649,894
  Deposit on shares                                                   (375,000)                 0                   0
  Increase in paid-in capital                                        1,142,400                  0           1,142,400
                                                               ---------------    ---------------   -----------------
                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           668,881                327           5,070,817
                                                               ---------------    ---------------   -----------------
                                 INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS                 0                337                   0

Cash and cash equivalents at beginning of year                               0              8,755                   0
                                                               ---------------    ---------------   -----------------
                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $         9,092  $                0
                                                               ===============    ===============  ==================
NON-CASH FINANCING
  & INVESTING ACTIVITIES
  Repayment of a loan to a shareholder                         $             0    $             0  $       (2,085,350)
  Acquisition of license                                                     0                  0          (1,413,299)

Cash paid for interest                                         $        11,330    $        11,700  $          109,665

During 2001, the Company issued 300,000 shares of common stock for $1,142,400, of which $98,230 is receivable at November 30, 2001.

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

     We improved the technology from a proof of concept to totally functional devices that we called "the first generation". Those del-ID(Registered) devices will be implemented for dedicated applications with leading corporations. The secondary done in parallel covers the implementation of a study in a controlled laboratory environment. During the last two years, an amount of $446,521 was spent for Research & Development, $184,569 for the year ending May 31, 2000 and $261,952 for the year ending May 31, 2001. Research and development expenses were $82,736 and $99,519 for the six months ended November 30, 2001 and 2000 respectively.

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

     The financing of current operations will be provided in part by the Balance to be received of USD $65,000 of the Private placements in the initial amount of USD $750,000. We are hopeful to close the transaction before February 2002.

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

     The last twelve months have been dedicated to finalizing the technology del-ID(registered) advancing from a concept version all the way to pre-commercialization edition devices. We actually have a functional reader to create the abstract image from a living finger with the enrolment software and diagnostics both operational. We have also developed an application for a smart card.

     We are now in the process to implement technologies showcases with banks, government and industries. We have already letter of intent to this effect.

     We have gained much intelligence and credibility when the patent has been allowed to Mr. De Lanauze on the del-ID(registered) technology by the U.S. Patent Office. delSECUR can confirm to hold the exclusive, world-wide license of a unique technology of which the intellectual property is official recognized. For a potential licensee this is a factor in their decision to commit to commercialization and legally with delSECUR.

     There is a momentum to replace personal identification number (PIN) and passwords by a more secure technology. We are in relation with potential users and their interest in the del-ID(registered) technology make the management team confident to generate incomes in the actual fiscal year.

     As of November 30, 2001, the Company's balance sheet showed an accumulated deficit of $9,481,239, an increase of $613,088 during the six months. Operations to date have been financed principally by loans from senior management and others and sales of common stock. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the current fiscal year.

     The Company had a net loss of $613,088 for the six months ended November 30, 2001 compared with a loss of $2,150,366 for the same period for the prior year. The main decrease from 2000 was reducing promotion expenses by about $1.16 million.

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

                              delSECUR Corporation


Date: January 21, 2002       By:/s/ Pierre de Lanauze
                             ------------------------------------
                             Pierre de Lanauze, President,
                             Chairman of the Board and Director