Form 10QSB
period 2002-02-28
DELSECUR CORP
filed 2002-04-25
CIK 894498

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended February 28, 2002
                                        -----------------

[]       Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _________ to ___________

         Commission file number 33-55254-15
                                -----------

                              delSECUR Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         NEVADA                                       87-0438451
--------------------------------                    -----------------
(State or Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                      Identification No.)


1801 McGill  College,  Suite 1330,
Montreal,  Quebec Canada                   H3A 2N4
---------------------------------------  ---------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                   Outstanding as of February 28, 2002
------------------------         -----------------------------------
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

ITEM 1.           Financial Statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operation and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended February 28, 2002 are not necessarily indicative of the results that can be expected for the year ending May 31, 2002.

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)


                                                                       February 28,                 May 31,
                                                                           2002                      2001
                                                                  ----------------------     ---------------------
ASSETS                                                                  (Unaudited)                (Audited)
   CURRENT ASSETS
     Cash                                                         $                    0     $                   0
     Subscription receivable                                                      98,230                         0
     Sales taxes receivable                                                       26,466                    44,806
     Prepaid expenses                                                             36,055                    37,239
     Receivable-related party                                                    185,000                   185,000
                                                                  ----------------------     ---------------------

                                      TOTAL CURRENT ASSETS                       345,751                   267,045

OTHER ASSETS
   Property and equipment                                                        126,276                   161,539
   License from related party                                                          1                         1
                                                                  ----------------------     ---------------------
                                                                                 126,277                   161,540
                                                                  ----------------------     ---------------------

                                                                  $              472,028     $             428,585
                                                                  ======================     =====================

LIABILITIES & DEFICIT
   CURRENT LIABILITIES
     Bank overdraft                                               $                1,898     $               1,083
     Accounts payable                                                            407,542                   218,029
     Accrued liabilities                                                         181,844                   108,073
     Payable-related party                                                       184,907                   184,907
     Payable - officer                                                         1,602,000                 1,545,700
     Payable - director                                                          245,776                   235,000
     Loans payable                                                               183,000                   190,000
     Deposit on shares not yet issued                                                  0                   375,000
                                                                  ----------------------     ---------------------

                                 TOTAL CURRENT LIABILITIES                     2,806,967                 2,857,792

     Deferred credit                                                               2,682                     3,832

   STOCKHOLDERS' DEFICIT
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 14,809,304
         shares (14,509,304 at May 31, 2001)                                      21,154                    20,698
     Additional paid-in capital                                                7,456,814                 6,414,414
     Deficit accumulated during the development
       stage                                                                  (9,815,589)               (8,868,151)
                                                                  ----------------------     ---------------------

                               TOTAL STOCKHOLDERS' DEFICIT                    (2,337,621)               (2,433,039)
                                                                  ----------------------     ---------------------

                                                                  $              472,028     $             428,585
                                                                  ======================     =====================

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Three Months Ended                  Nine Months Ended           From Date of
                                                        February 28,                      February 28,              inception to
                                                  2002              2001             2002              2001            2/28/02
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0                0                 0                0                 0

Other income                                               0                0                 0                0             8,000

Depreciation and amortization                         11,754           11,853            35,263           32,261           285,105
Interest expense                                       5,490            5,850            16,820           17,550           115,146
Research and development                              50,489           64,011           133,225          163,530         1,057,202
Loss on settlement of shares                               0                0                 0          331,396           426,486
General and administrative expenses                  266,617          257,858           762,130        1,945,201         7,896,384
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                                                     334,350          339,572           947,438        2,489,938         9,780,323
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $       (334,350) $      (339,572)  $      (947,438) $    (2,489,938)  $    (9,772,323)
                                            ================  ===============   ===============  ===============   ===============
BASIC AND DILUTED (LOSS) PER
   COMMON SHARE
Net income (loss) per weighted
   average share                            $           (.02) $          (.02)  $          (.06) $          (.17)
                                            ================  ===============   ===============  ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              14,793,919       14,380,493        14,793,919       14,380,493
                                            ================  ===============   ===============  ===============

                       delSECUR CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                        Nine Months Ended             From Date of
                                                                          February 28,                inception to
                                                                     2002              2001             2/28/2002
                                                               ---------------    ---------------  ------------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (947,438)   $    (2,489,938) $       (9,772,323)
  Adjustments to reconcile net (loss) to cash
     provided (used) by operating activities:
       Depreciation                                                     35,263             32,261             285,106
       Amortization of deferred credit                                  (1,150)            (1,150)             (4,984)
       Free rent                                                             0                  0               7,666
       Stock issued for services                                             0          2,072,671           3,969,292
       Loss on settlement of shares                                          0            331,606                   0
       Related party advances                                                0                  0             310,402
       Foreign exchange fluctuation                                     56,300             38,300             188,700
       Changes in assets and liabilities:
         Subscription receivable                                       (98,230)                 0             (98,230)
         Sales tax receivable                                           18,340             (1,658)            (26,466)
         Prepaid expenses                                                1,184            (10,347)            (36,055)
         Receivable - related party                                          0             (4,040)           (495,402)
         Accounts payable                                              189,513              9,978             407,542
         Accrued liabilities                                            73,771            (15,429)            181,844
         Payable - related party                                             0               (250)            184,907
         Payable - director                                             10,776           (268,053)            245,776
                                                               ---------------    ---------------  ------------------
                                    NET CASH PROVIDED (USED)
                                     BY OPERATING ACTIVITIES          (661,671)          (306,049)         (4,652,225)

INVESTING ACTIVITIES
  Purchase of property & equipment                                           0            (56,675)           (411,382)
                                                               ---------------    ---------------  ------------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0            (56,675)           (411,382)

FINANCING ACTIVITIES
  Loan                                                                       0                  0             601,850
  Repayment of loan                                                     (7,000)                 0            (418,850)
  Loan from director                                                         0                  0           2,085,250
  Increase in Bank overdraft                                               815                  0               1,898
  Stock sold                                                               456                  0               1,165
  Contribution by director                                            (100,000)                 0           1,649,894
  Deposit on shares                                                   (375,000)           375,000                   0
  Increase in paid-in capital                                        1,142,400                  0           1,142,400
                                                               ---------------    ---------------  ------------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           661,671            375,000           5,063,607
                                                               ---------------    ---------------  ------------------

                                 INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS                 0             12,276                   0

Cash and cash equivalents at beginning of year                               0              8,755                   0
                                                               ---------------    ---------------  ------------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $        21,031  $                0
                                                               ===============    ===============  ==================

NON-CASH FINANCING
  & INVESTING ACTIVITIES
  Repayment of a loan to a shareholder                         $             0    $             0  $       (2,085,250)
  Acquisition of license                                                     0                  0          (1,413,299)

Cash paid for interest                                         $        14,510    $        17,550  $          112,836


During the nine months ended February 28, 2002, the Company issued 300,000 shares of common stock for $1,142,400, of which $98,230 is receivable at February 28, 2002.

During the nine months ended February 28, 2001, the Company issued 216,671 shares of common stock for services of $2,072,553 and to settle liabilities of $331,606.

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

     We improved the technology from a proof of concept to totally functional devices that we called "the first generation". Those del-ID(Registered) devices will be implemented for dedicated applications with leading corporations. The secondary done in parallel covers the implementation of a study in a controlled laboratory environment. During the last two years, an amount of $446,521 was spent for Research & Development, $184,569 for the year ending May 31, 2000 and $261,952 for the year ending May 31, 2001. Research and development expenses were $133,225 and $163,530 for the nine months ended February 28, 2002 and 2001 respectively.

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

     The corporation's Canadian subsidiary has currently 5 employees who are officers of the Company.

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

     The financing of current operations will be provided in part by the Balance to be received of USD $65,000 of the Private placements in the initial amount of USD $750,000. We are hopeful to close the transaction before the end of April 2002.

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

     As of February 28, 2002, the Company's balance sheet showed an accumulated deficit of $9,815,589, an increase of $947,438 during the nine months. Operations to date have been financed principally by loans from senior management and others and sales of common stock. Additional unsecured loan facilities continue to be available and are believed by management to be sufficient to finance operations over the next several months, pending the anticipated initial receipt of contract revenues during the second half of the current fiscal year.

     The Company had a net loss of $947,438 for the nine months ended February 28, 2002 compared with a loss of $2,489,938 for the same period for the prior year. The main decrease from 2001 was reducing promotion expenses by about $1.17 million.

     The Company will continue to seek marketing opportunities for product licensing with governmental agencies and corporate entities on a world-wide basis.

     As the Company will be engaged in securing licensing contracts for use of its existing del- ID(R) technology, no significant expansion of the physical plant, equipment or number of employees is foreseen for the period of the next twelve months.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               delSECUR Corporation


Date:    April 25, 2002        By:/s/ Pierre de Lanauze
     ------------------           ---------------------------------
                               Pierre de Lanauze, President,
                               Chairman of the Board and Director